Form 10-Q
period 2021-03-31
Vivos Therapeutics, Inc.
filed 2021-05-17
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39796

Vivos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3224056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9137 Ridgeline Boulevard, Suite 135 Highlands Ranch, CO	80129
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 908-4867

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2021, the registrant had 22,812,119 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that known and unknown risks, uncertainties and other factors, including those over which we may have no control and others listed in the “Risk Factors” section of this Quarterly Report on Form 10-Q, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to formulate and implement our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize the Vivos System;

●	the understanding and adoption by dentists and other healthcare professionals of the Vivos System as a treatment for mild-to-moderate obstructive sleep apnea;

●	our expectations concerning the effectiveness of treatment using the Vivos System and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with the Vivos System;

●	our potential profit margin from enrollment of VIPs and sales of the Vivos System appliances;

●	our ability to property train VIPs in the use of the Vivos System and other services we offer in their dental practices;

●	our ability to implement effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division and VivoScore home sleep apnea test);

●	the viability of our current intellectual property;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to comply with government regulations, including healthcare laws and the rules and regulations of the U.S. Food and Drug Administration;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices such as the Vivos System;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Regulation” and other sections in this Quarterly Report on Form 10-Q. You should thoroughly read this Quarterly Report on Form 10-Q and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents that we refer to in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,058,028	$18,205,668
Accounts receivable, net	1,664,834	1,430,890
Current portion of note receivable – related party	84,696	84,696
Prepaid expenses and other current assets	927,627	673,061
Total current assets	16,735,185	20,394,315

Property and equipment, net	1,058,160	871,597
Intangible assets, net	301,690	270,121
Note receivable, net - related party	816,584	810,635
Goodwill	2,671,434	2,671,434
Deposits	370,849	309,367
Total assets	$21,953,902	$25,327,469

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$869,679	$781,364
Accounts payable – related party	-	1,500,000
Accrued expenses	2,464,278	1,736,721
Contract liability	2,802,353	2,937,992
Current portion of long-term debt	1,159,161	866,972
Total current liabilities	7,295,471	7,823,049

Long-term debt, net of current portion	105,906	423,095
Deferred rent	212,076	163,966
Total liabilities	7,613,453	8,410,110

Commitments and contingencies

Convertible Redeemable Preferred Series A Preferred Stock - $0.0001 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-

Stockholders’ equity
Preferred Stock Series B, nonvoting - $0.0001 par value, 1,200,000 authorized, none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common Stock $0.0001 par value, 200,000,000 shares authorized, 18,212,119 and 18,209,452 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,822	1,821
Additional paid-in capital	53,072,597	52,250,266
Accumulated deficit	(38,733,970)	(35,334,728)
Total stockholders’ equity	14,340,449	16,917,359)
Total liabilities and stockholders’ equity	$21,953,902	$25,327,469

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2021	2020

Revenue
Product revenue	$1,387,103	$1,492,897
Service revenue	2,060,778	1,703,610
Total revenue	3,447,881	3,196,507
Cost of sales (exclusive of depreciation and amortization shown separately below)	757,996	780,456

Gross profit	2,689,885	2,416,051

Operating expenses
General and administrative	5,059,133	4,232,971
Sales and marketing	860,160	559,836
Depreciation and amortization	177,497	180,968
Total operating expenses	6,096,790	4,973,775

Operating loss before interest (expense) income	(3,406,905)	(2,557,724)

Interest expense	(82)	(43,723)
Interest income	7,745	20,880

Net loss	(3,399,242)	(2,580,567)

Preferred stock accretion	-	(250,000)

Net loss attributable to common stockholders	$(3,399,242)	$(2,830,567)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.19)	$(0.23)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	18,210,548	12,471,955

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	18,209,452	$1,821	$52,250,266	$(35,334,728)	$16,917,359
Stock based compensation	-	-	434,291	-	434,291
Common stock issued to consultants for services	2,667	1	19,999	-	20,000
Warrants issued to consultants for services	-	-	231,715	-	231,715
Warrants issued in asset purchase	-	-	136,326	-	136,326
Net loss	-	-	-	(3,399,242)	(3,399,242)
Balance March 31, 2021	18,212,119	$1,822	$53,072,597	$(38,733,970)	$14,340,449

	Three Months Ended March 31, 2020
			Series B	Series B	Additional		Total
	Common Stock		Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Units	Amount	Capital	Deficit	Equity
Balance December 31, 2019	12,444,165	$1,244	-	$-	$20,333,548	$(23,277,851)	$(2,943,059)
Stock based compensation	-	-	-	-	351,895	-	351,895
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	15,299	189,515	-	-	189,515
Series B preferred stock issued in exchange for convertible debt	-	-	182,449	2,737,061	-	-	2,737,061
Common stock issued for to consultants for services	25,000	3	-	-	187,497	-	187,500
Conversion of convertible debt to common stock	106,142	11	-	-	796,058	-	796,069
Net loss	-	-	-	-	-	(2,580,567)	(2,580,567)
Balance March 31, 2020	12,575,307	$1,258	197,748	$2,926,576	$21,418,998	$(25,858,418)	$(1,511,586)

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,399,242)	$(2,580,567)
Adjustments to reconcile net loss to net cash: used in operating activities:
Depreciation and amortization expense	177,497	180,968
Stock-based compensation expense	434,291	351,895
Issuance of common stock for services	20,000	187,500
Issuance of warrants for services	231,715	-
Accretion of discount on note receivable	(5,949)	(6,432)
Change in operating assets and liabilities:
Accounts receivable	(233,944)	244,619
Prepaid expenses and other current assets	(254,566)	(608)
Deferred offering costs	-	21,140
Deposits	(61,482)	(301)
Accounts payable	(1,409,285)	789,080
Accrued expenses	727,557	648,980
Contract liability	(135,639)	(323,039)
Deferred rent	48,110	49,855
Net Cash Used in Operating Activities	(3,860,937)	(436,910)

Cash flows from investing activities:
Acquisition of property and equipment	(261,703)	(5,204)
Net Cash Used in Investing Activities	(261,703)	(5,204)

Cash flows from financing activities:
Redemption of Series A preferred stock	-	(150,000)
Principal payments on debt	(25,000)	-
Proceeds from issuance of Series B preferred stock	-	229,515
Net Cash Provided by (Used in) Financing Activities	(25,000)	79,515

Net decrease in cash and cash equivalents	(4,147,640)	(362,599)
Cash and cash equivalents, beginning of period	18,205,668	469,353
Cash and cash equivalents, end of period	$14,058,028	$106,754

Supplemental disclosure of cash flow information
Cash paid for interest	$4,741	$-
Cash paid for income taxes	-	-
Warrants issued in asset purchase	136,326	-
Accretion of redeemable preferred stock	-	250,000
Conversion of debt to common stock	-	770,000
Conversion of debt to Series B preferred stock	-	2,641,535
Common stock issued for payment of interest	-	26,069
Series B preferred stock issued for payment of interest	-	95,526
Deferred offering costs included in accrued expenses	-	40,000

See notes to consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling” or “BMS”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a then Wyoming corporation established on July 7, 2016 to facilitate this merger. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer, which is collectively referred to herein as the “Company”. On August 12, 2020, the Company reincorporated as a domestic Delaware corporation under Delaware General Corporate Law from Wyoming.

The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. Upon the consummation of the merger, the historical financial statements of BioModeling became the Company’s historical financial statements and continued to be recorded at their historical carrying amounts.

Description of Business

The Company is a revenue stage medical technology company focused on the development and commercialization to dental practices of a patented oral appliance technology and related protocols called the Vivos System. The Company believes the Vivos System represents the first non-surgical, non-invasive and cost-effective treatment for people with sleep disordered breathing, including mild-to-moderate obstructive sleep apnea. The Company business model is focused around dentists, and the Company’s program to train dentists and offer them other value-added services in connection with their ordering and use of the Vivos System for patients is called the Vivos Integrated Practice (“VIP”) program.

COVID-19

The early 2020 outbreak of COVID-19, and its development into a pandemic in March 2020, has resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and resulted in a decline in demand across many industries.

Many of the Company’s VIPs and potential VIPs closed their offices during periods of 2020 as a result of COVID-19, although some remained open to specifically provide patients with Company products as Company appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and the results potential for revenue reduction, Company management worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced and the Company aggressively expanded its network of healthcare providers familiar with its products by offering online continuing education courses which introduced many in the medical and dental communities to the Company’s product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on the Company has begun to diminish. As a result of improving operating cash flows throughout 2020, the Company determined no triggering events had occurred indicating no impairment needed as of December 31, 2021. No triggering events indicating potential impairment were identified for the three months ended March 31, 2021.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements, which include the accounts of the Company and its consolidated subsidiaries (which, consist, as of the date of this report, of BMS, First Vivos, Vivos Therapeutics (Canada) Inc., and Vivos Management and Development, LLC (“VMD”) (all of which are wholly-owned subsidiaries of the Company) and Vivos Del Mar Management, LLC, which is wholly owned by VMD), have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC related to a quarterly report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 included in this report has been derived from the Company’s audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim condensed consolidated financial statements. The information presented throughout this report, as of and for the periods ended March 31, 2021 and 2020, is unaudited.

These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full year.

On July 30, 2020, the Company effected a reverse stock split in which each common shareholder received one share of common stock for every three shares outstanding. All share and per share amounts in this report have been adjusted to reflect the effect of such reverse stock split.

Use of Estimates

To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Initial Public Offering

On December 11, 2020, the Company completed its initial public offering (“IPO”) by offering 4,025,000 common shares at a price of $6.00 per share, for net proceeds of approximately $21.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding units of Series B preferred stock were automatically converted into an aggregate of 1,199,195 shares of common stock and 1,199,195 warrants to purchase an aggregate of 1,199,195 shares of common stock (see Note 9).

Payroll Protection Program Loan

On May 8, 2020, the Company received approximately $1,265,000 in funding through the U.S. Small Business Administration’s Payroll Protection Program (PPP) that was part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law in March 2020. The interest rate on the loan is 1.00% per year and matures on May 5, 2022 and may be forgiven to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. The note is payable in monthly installments of principal and interest over 12 months, beginning 12 months from the date of the note (deferral period). The note can be repaid at any time with no payment penalty.

The Company used these funds to assist with payroll, rent and utilities. The Company has spent the funding in a manner in which it believes the entire balance of the outstanding promissory note will be eligible for forgiveness through the terms of the PPP. An application to forgive the entire amount was submitted with the lender in January 2021 and the lender has advised the Company that no review of the application to forgive will be performed prior to May 1, 2021, however, there can be no assurance given that any portion of the PPP loan will be forgiven. Any request for forgiveness is subject to review and approval by the lender and the SBA, including review of qualifying expenditures, staffing and salary levels.

Currently, there is no guidance in U.S. GAAP that specifically addresses the accounting by an entity that obtains a forgivable loan from a government entity. In the absence of specific guidance, the Company believes that is acceptable to account for the PPP loan as a debt instrument under ASC 470, Debt and apply the interest method in ASC 835-30, Imputation of Interest, which considers the interest accrued during the payment deferral period allowed for the loan. The Company recognized the entire loan amount as a financial liability (current and noncurrent per ASC 470-10-45, Other Presentation), with interest accrued and expensed over the term of the loan (see Note 7). Additionally, any amount forgiven when the Company is legally released as the primary obligor under the loan, will be recognized in the statement of operations as a gain from extinguishment of the loan.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original or remaining maturity of three months or less to be cash and cash equivalents. As of March 31, 2021, and December 31, 2020, the Company had no cash equivalents and all cash amounts consisted of cash on deposit. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company, at times, maintained balances in excess of federally insured limits.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. Additionally, the Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable for the three months ended March 31, 2021 and the year ended December 31, 2020.

Accounts Receivable, Net

The accounts receivable in the accompanying financial statements are stated at the amounts management expects to collect. The Company performs credit evaluations of its customers’ financial condition and may require a prepayment for a portion of the services to be performed. The Company reduces accounts receivable by estimating an allowance that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on its judgements in evaluating the aging of the receivables and the financial condition of the Company’s customers (namely, the VIPs). Allowance for uncollectible receivables was $619,847 and $507,347 as of March 31, 2021 and December 31, 2020, respectively.

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

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos, BMS and Dr. G. Dave Singh (the Company’s founder, Chief Medical Officer and director), and costs paid to third parties for work related to the Company’s patents. The identified intangible assets that were acquired are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 5). The costs paid to third parties for the Company’s assets are amortized using the straight-line method over the life of the underlying patents, which approximates 15 years. The Company initially determined the fair value of the intangible assets using a discounted cash flow approach.

On March 29, 2021, the Company acquired certain assets from, and entered into related agreements with, MyoCorrect, LLC and its affiliates (“MyoCorrect”), which affiliates include an existing VIP dentist to administer the MyoCorrect program whereby dentists enrolled in the VIP program will have access to trained therapists who provide orofacial myofunctional therapy (“OMT”) via telemedicine technology. The Company issued to the OMT therapist warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $7.50 per share. 25,000 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable upon the achievement of pre-determined performance metrics related to the utilization of MyoCorrect. The fair value of the warrants is consideration for intangibles assets, valued using the Black-Scholes pricing model at $136,326 and will amortized over 15 years. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented.

Goodwill

Goodwill is the excess of acquisition costs of an acquired entity over the fair value of the identifiable net assets acquired (See Note 5). Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company tests for impairment annually. There was no impairment of goodwill recognized at December 31, 2020. There were no triggering events that occurred for the three months ended March 31, 2021 and accordingly, no impairment was required.

Long-lived Assets

The Company reviews and evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, 1) a significant decrease in the market value of an asset, 2) a significant adverse change in the extent or manner in which an asset is used, or 3) an adverse action or assessment by a regulator. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company’s evaluation of long-lived assets completed at December 31, 2020 resulted in no impairment loss. No triggering events indicating potential impairment were identified for the three months ended March 31, 2021.

Notes Receivable, net

The notes receivable in the accompanying financial statements are stated at the amount management expects to collect. The current portion is what the Company expects to collect in the next twelve months and the long-term portion consists of the portion the Company expects to collect beyond twelve months. The Company reduced notes receivable by estimating a discount based on market rates. The discount on notes receivable was $62,152 and $68,101 as of March 31, 2021 and December 31, 2020, respectively. Accretion on the discount and interest on the note is recorded in interest income.

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

The Company believes that the fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates their carrying values at March 31, 2021, and December 31, 2020, due to their short maturities. The Company also believes that the current and long-term portion of notes receivable and debt approximates their carrying value at March 31, 2021, and December 31, 2020, as its terms are commensurate with terms the Company can obtain from third parties.

Share-Based Compensation

The Company accounts for share-based payments to employees by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Absent a publicly traded market for the Company’s common stock, the Company used the price paid for such stock in the then most recent sales to third parties as the stock price input into the Company’s valuation model as of the date of grant. The Company determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period which approximates the vesting period using the straight-line method. For options issued to consultants, the Company recognizes the estimated fair value of options issued using the Black-Scholes option pricing model at the time the services are rendered.

The Black-Scholes model requires the input of certain subjective assumptions and the application of judgment in determining the fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, the expected dividend yield, and the expected term of the awards. The Company accounts for forfeitures as they occur.

The assumptions used in the Company’s option pricing model represent management’s best estimates. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Share price – Historically, the Company used the price of its stock sold to third parties in its offerings as the most available representation of fair value per share of common stock on date of grant. Beginning in late 2020, the Company began using the publicly quoted market price of its common stock on the Nasdaq Capital Market.

●	Expected volatility — The Company determines the expected price volatility based on the historical volatilities of its peer group of publicly traded companies as the Company does not have a sufficient trading history for its common stock. Industry peers consist of several public companies in the medical technology industry similar to the Company in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate — The risk-free rate was determined based on yields of U.S. Treasury Bonds of comparable terms. The volatility is based on analyzing the stock price and implied volatility of guideline companies.

●	Expected dividend yield — The Company has not previously issued dividends and does not anticipate paying dividends in the foreseeable future. Therefore, the Company used a dividend rate of zero based on management’s expectation of not paying additional dividends.

●	Expected term — The Company estimates the expected term using the simplified method which is the average of the vesting term and the contractual term of the options.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. There were no significant research and development costs incurred during the three months ended March 31, 2021 or 2020.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of outstanding warrants and stock options would be anti-dilutive. The numerator in the basic and diluted net loss per share calculation is the net loss attributable to common stockholders, which is the net loss for the year increased by the current year preferred stock dividends accrued.

For the three months ended March 31, 2021 and 2020, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate.

The following table summarizes outstanding common stock securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,	December 31,
	2021	2020
Common Stock Warrants	2,255,029	1,960,029
Common Stock Options	2,447,345	2,302,345

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02. ASU 2016-02 is effective for the Company beginning in the first quarter of 2022 and early adoption is permitted.

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

2 – REVENUE RECOGNITION

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) titled, “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s customers currently consist primarily of its VIPs.

Revenue Recognition

The Company generates revenue from the sale of products and services. Revenue is recognized when control of the products or services is transferred to its customers in a way that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

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

The Company enters into programs that may provide for multiple element deliverables. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (which has evolved into the VIP program) which includes training in a highly personalized, deep immersion workshop format which provides the dentist access to a global team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering Company products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with its proprietary software system and the many features on the Company’s website. The initial training and educational workshop is typically provided in the first month that a dental practice enrolls in the VIP program. Since VIPs are able to begin generating revenue after the first training workshop, the Company recognizes 50% of the service revenue in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the service contract. Ongoing support and additional training is provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each Vivos System appliance and is not a separate revenue stream. Following the year of training and support, the VIP may pay for seminars and training courses that meet the VIP’s needs on a subscription or a course-by-course basis. In addition to enrollment service revenue, the Company offers and expects to offer additional services, including its Billing Intelligence Service (“BIS”). Revenue for these services is recognized monthly during the month the services are rendered.

The Company identifies all goods and services that are delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the relevant service period which approximates the prices for relevant training that would be charged if those services were sold separately. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. Revenue from training is recognized over the relevant service period, i.e. as the Company satisfies its performance obligations and creates value for the VIP. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

From time to time, the Company offers various discounts to its customers. These include the following:

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

In early 2021, the Company entered into its first agreement through its Medical Integration Division (“MID”). The purpose of the MID is to assist VIP practices in establishing clinical collaboration ties (called Pneusomnia Centers) with local healthcare professionals who routinely see or treat patients with sleep and breathing disorders. MID generates revenue through a one-time development fee and recurring management fees. The development service fee is for the sum of $60,000. Fifty percent (50%) or $30,000 of the development fee is paid upon the funding of the clinic and is deemed earned at the time the clinic opens. The remaining balance of $30,000 is payable in six (6) equal monthly installments of $5,000 commencing the month following the opening of the clinic and is recognized monthly during the month the service is rendered. The management service fee is equal to six percent (6%) of the clinic’s “monthly net revenues” with a monthly minimum of $5,000 and is recognized monthly during the month the service is rendered. During the three months ended March 31, 2021, MID generated an immaterial amount of revenue.

Product revenue

In addition to revenue from services, the Company also generates revenue from the sale of the Vivos System appliances and preformed guides to its customers, the VIPs. Revenue from the appliance sale is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company is contracted with the VIP for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The Vivos System appliance is similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of VIPs throughout the country to sell the appliances to their customers as well as in two centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, protocols, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC Topic 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

Beginning in 2018, the Company operated three dental centers of its own in Colorado and Utah. Effective October 1, 2019, the Company sold its center in Utah (see Note 3). Within each center, the Company utilizes a team of medical professionals to measure, order and fit each appliance. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for our Company owned centers than for its VIPs. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient. Owning and operating dental centers was the Company’s business model prior to 2018, when the VIP program was established and evolved into the Company’s primary business model.

The Company offers its Clinical Advisors discounts from standard VIP pricing. This is done to help encourage the Company’s Clinical Advisors (dentists, who help the VIPs with technical aspects of Company products) to purchase Company products for their own practices. In addition, from time to time, the Company offers “buy one get one” offers and other credits to incentivize VIPs to embrace Company products and increase volume within their practices.

The Company’s revenue from contracts with customers is shown in the table below:

	Three Months Ended March 31,
	2021	2020

Revenue
Product revenue:
Appliance sales to VIPs	$1,295,332	$1,303,442
Center revenue	91,771	189,455
Total product revenue	1,387,103	1,492,897

Service revenue
VIP	1,753,031	1,540,145
Billing intelligence services	203,135	156,125
Management service revenue	59,000	-
Sponsorship/seminar/other	45,612	7,340
Total service revenue	2,060,778	1,703,610

Total revenue	$3,447,881	$3,196,507

Costs of obtaining the contract

The Company does pay commissions to certain employees and others to incentivize sales growth. The Company recognizes these incremental costs of obtaining a contract as an expense when incurred since the amortization period of the asset that the Company would have otherwise recognized would be amortized over a period of less than one year.

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

Payment on product revenues is typically paid by credit card upfront. Payment on service revenues in 2021 and 2020 was sought up front and for training to be received, a minimum deposit is required. In some cases, the Company allowed installment plans to entice additional dentists to become VIPs.

The opening and closing balances of the Company’s contract liability for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	2021	2020
Beginning balance, January 1	$2,937,992	$2,947,565
New contracts	1,617,392	1,217,106
Revenue recognized	(1,753,031)	(1,540,145)
Ending balance, March 31	$2,802,353	$2,624,526

3 - NOTES RECEIVABLE

Effective October 1, 2019, the Company sold its dental center in Utah to an entity controlled by the spouse of an employee for total consideration of $1,225,000. Consideration included cash of $250,000 and a note receivable of $975,000. The note receivable has a stated interest rate of 6%. Based on market rates, the Company recorded a discount on the note receivable of approximately $100,000 that is being amortized monthly over a five-year period.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Furniture and equipment	$951,652	$935,697
Leasehold improvements	519,378	519,378
Construction in progress	386,384	143,037
Molds	74,822	74,822
Gross property and equipment	1,932,236	1,672,934
Less - Accumulated depreciation and amortization	(874,076)	(801,337)
Net property and equipment	$1,058,160	$871,597

Leasehold improvements relate to the centers in Colorado. Total depreciation and amortization expense was $72,734 and $76,211 for the three months ended March 31, 2021 and 2020, respectively.

5 - INTANGIBLE ASSETS, NET AND GOODWILL

The Company amortizes identifiable intangible assets on a straight-line basis over their estimated lives, which range from 5-15 years. As of March 31, 2021 and December 31, 2020, identifiable intangibles were as follows:

	March 31, 2021	December 31, 2020
Patents and developed technology	$1,911,764	$1,775,438
Trade name	330,000	330,000
Other	26,500	26,500
	2,268,264	2,131,938
Less - Accumulated amortization	(1,966,574)	(1,861,817)
	$301,690	$270,121

Amortization expense of identifiable intangible assets was $104,757 for the three months ended March 31, 2021 and 2020. The estimated future amortization of identifiable intangible assets is as follows:

As of March 31,
2022	$166,868
2023	10,118
2024	10,118
2025	10,118
2026	10,118
Thereafter	94,350
Total	$301,690

Goodwill of $2,671,434 at December 31, 2020 was tested for impairment on December 31, 2020 and impairment was not required. There were no triggering events that occurred for the three months ended March 31, 2021 and accordingly, no impairment was required.

6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accrued payroll	$1,589,488	$1,024,931
Accrued legal and other	505,818	411,723
Lab rebate liabilities	368,972	300,067
Total accrued expenses	$2,464,278	$1,736,721

7 - DEBT

On November 6, 2018, the Company issued convertible debt of $25,000 as part of the asset purchase agreement with Empowered Dental Lab, LLC. The debt is convertible into shares of the Company’s common stock at a conversion rate of $7.50 per share. The interest rate on the debt is 10% per annum beginning July 1, 2020, and the maturity date was extended to December 31, 2020. In January 2021, the Company paid off the outstanding balance of this convertible note, including $25,000 in principal amount plus interest of $4,741.

On April 18, 2019, the Company began offering 6% convertible notes (the “2019 Notes”) to accredited investors pursuant to SEC Rule 506(c). Upon the closing of an aggregate gross cash consideration to the Company of at least $10,000,000 (a “Qualified Financing”), the outstanding loan balance of the 2019 Notes (the “Loan Balance”) was to be automatically converted into that number or principal amount of the securities of the Company issued in the Qualified Financing (the “New Securities”) at a conversion price equal to (a) seventy-five percent (75%) of the price per share (or conversion price per share as the case may be) of New Securities paid by the investors in such Qualified Financing if the Qualified Financing occurs on or prior to December 31, 2019 and (b) fifty percent (50%) of the price per share (or conversion price per share as the case may be) of New Securities paid by the investors in such Qualified Financing if the Qualified Financing occurs after December 31, 2019; provided, however, that in no event for purposes of any mandatory conversion shall the Loan Balance be convertible at a price lower than $7.50 per share, which shall serve as a floor price. In any such conversion, the holders of the 2019 Notes were to be provided with all of the same rights, privileges and preferences (including contractual rights and protections such as pre-emptive rights, rights of first refusal, co-sale rights, information and registration rights) as are provided to the holders of the New Securities issued in such Qualified Financing. The Company incurred approximately $31,000 in issuance costs associated with the 2019 Notes. The maturity date of the 2019 Notes was March 31, 2020. One holder of a $75,000 2019 Note elected to be paid out the principal and interest, which was repaid in December 2020. During the year ended December 31, 2020, holders of $2,943,870 of outstanding principal and interest under the 2019 Notes exchanged such principal and interest into detached units consisting of shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) and associated contingent warrants (see Note 9 – Stockholders Equity - Preferred Stock – Series B). Holders of $770,000 principal (plus $26,068 in accrued interest) of 2019 Notes exchanged such principal and interest into shares of Company common stock.

On May 8, 2020, the Company received approximately $1,265,000 in funding through the PPP that was part of the CARES Act signed into law in March 2020. The interest rate on the loan is 1.00% per year and matures on May 5, 2022. The Company used these funds to assist with payroll, rent and utilities. The Company has spent the funding in a manner in which it believes the entire balance of the outstanding promissory note will be eligible for forgiveness through the terms of the PPP. An application to forgive the entire amount was submitted with the lender in January 2021, however, there can be no assurance given that any portion of the PPP loan will be forgiven. Any request for forgiveness is subject to review and approval by the lender and the SBA, including review of qualifying expenditures, staffing and salary levels.

Outstanding debt as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020

Principal balance of debt due December 31, 2020	$-	$25,000
PPP loan maturing May 5, 2022	1,265,067	1,265,067
Total debt	1,265,067	1,290,067
Less - Current portion of debt	(1,159,161)	(866,972)
Long-term portion of debt	$105,906	$423,095

Expected future principal payments for outstanding debt are as follows:

Three month ending March 31:
2022	$1,159,161
2023	105,906
Total expected future principal payments	$1,265,067

8 – SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

In May 2017, the Company entered into a Definitive Purchase Agreement (the “DPA”) to acquire all of the licensed intellectual property, consisting primarily of patents, from Dr. G. Dave Singh, the Company’s largest shareholder, current director and Chief Medical Officer and former majority shareholder of BioModeling. The Company’s Board of Directors previously authorized the issuance of 1 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) with a stated value of $5 per share. Each share is convertible at any time into one share of common stock and each share of Series A Preferred Stock is also entitled to one vote. The Series A Preferred Stock was redeemable at the Company’s option at any time for the stated value and at the option of the holder at 20% each year, commencing twelve months from the closing date with a limitation of $1 million in any twelve-month period unless authorized by the Board of Directors to be more in any twelve-month period.

In accordance with ASC 480, the Company has accounted for the Series A Preferred Stock as temporary equity. As such, the carrying value of the shares was accreted over time such that the carrying value of the shares was at least equal to the redemption value of the shares. The accretion was recorded as a debit to Additional Paid-In Capital and a credit to preferred stock. With proceeds from the IPO, the Company redeemed all remaining Series A Preferred Stock in December 2020 representing 700,000 shares and $3,500,000. During the three months ended March 31, 2020, the Company recognized $250,000 of accretion. During the three months ended March 31, 2020, the Company redeemed 30,000 shares of the Series A Preferred Stock for $150,000.

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

For the three months ended March 31, 2021, the Company issued 2,667 shares of common stock to consultants for services.

For the three months ended March 31, 2020, the Company issued 131,142 shares of common stock. There were no offering costs associated with this stock issuance. Included in these amounts were 25,000 shares of common stock issued through the termination of an agreement with Maxim Group LLC, a FINRA member broker dealer, for no net proceeds. During the three months ended March 31, 2020, 106,142 shares of common stock were issued through the conversion of convertible debt and interest totaling $796,069 with a conversion price of $7.50 (see Note 7).

Preferred Stock – Series B

On January 9, 2020, the Company’s Board of Directors designated 1,200,000 shares of Series B Preferred. The terms of the Series B Preferred had a par value of $0.0001 per share and provided for an issuance price of $15.00 per share. The shares of Series B Preferred did not provide the holders with rights to demand redemption, dividends, or to vote as a class with the Company’s holders of common stock. Upon liquidation, the shares of Series B Preferred had priority over the holders of shares of common stock. The terms of the Series B Preferred provided for mandatory conversion to shares of common stock upon a sale of the Company or upon completion of a qualified financing for aggregate gross cash proceeds of at least $15.0 million. Upon a mandatory conversion event, the shares of Series B Preferred will convert to shares of common stock based on a conversion price equal to 75% of the price paid by investors in a sale of the Company or a qualified financing.

The Company commenced a private placement of detached units (the “Series B Units”) consisting of (i) one share of Series B Preferred, and (ii) one warrant to be issued for the number of shares of common stock into which to the Series B Preferred was convertible upon a mandatory conversion event (the “Contingent Warrants”). The Contingent Warrants have an exercise price equal to 125% of the price of the Company’s shares of common stock on the date of a mandatory conversion event. The Company reported no beneficial conversion on the Contingent Warrant as the warrant has a contingent beneficial conversion feature that is not calculated as a separate derivative until the contingent event has occurred. The private placement provided for the sale of units at an issuance price of $15.00 per unit for gross proceeds up to $15,000,000. Based on the terms of the Series B Preferred, the Company classified it within permanent equity in the consolidated balance sheet throughout 2020. As of December 31, 2020, all of the Series B stock was converted into 1,199,195 shares of common stock as the IPO triggered the mandatory conversion.

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

During the three months ended March 31, 2021 and 2020, the Company issued stock options to purchase 145,000 and 23,333 shares at a weighted average exercise price of $7.50 per share of the Company’s common stock to certain members of the Board of Directors and certain employees. The stock options allow the holders to purchase shares of the Company’s common stock at prices between $1.50 and $7.50 per share. The following table summarizes all stock options as of March 31, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2020	2,302,345	$4.84	1.33	$2,463,498
Granted	145,000	$7.50		-
Exercised	-	$-
Expired/terminated	-	$-
Options outstanding at March 31, 2021	2,447,345	$5.00	1.10	$4,022,792

Options exercisable at December 31, 2020	1,672,991	$4.10	2.46
Options exercisable at March 31, 2021	1,775,535	$4.23

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2019	1,900,000	$4.29	3.08	$6,695,876
Granted	23,333	$7.50		-
Exercised	-	$-
Expired/terminated	(10,000)	$7.50
Options outstanding at March 31, 2020	1,913,333	$4.29	2.85	$6,695,876

Options exercisable at December 31, 2019	1,228,176	$3.99	1.65
Options exercisable at March 31, 2020	1,271,593	$4.08	1.69

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

The weighted average assumptions used in the fair value calculations are as follows:

	March 31,	March 31,
	2021	2020
Expected term (years)	3.5	3.5
Risk-free interest rate	0.85%	1.67%
Expected volatility	134%	134%
Expected dividend yield	0%	0%

During the three months ended March 31, 2021 and 2020, the Company recognized $434,291 and $351,895, respectively, of share-based compensation expense relating to the vesting of stock options. The options were valued using the Black-Scholes valuation method at the date of the grant and compensation expense is recognized over the vesting period. Unrecognized expense relating to these awards as of March 31, 2021 was approximately $2,244,000, which will be recognized over the weighted average remaining term of 3.30 years at March 31, 2021.

Warrants

In March 2021, the Company issued warrants related to certain consulting agreements and an asset purchase agreement. Warrants to purchase 95,000 shares of common stock were issued to consultants for services rendered. These warrants have a three-year term. In addition, warrants to purchase up to 200,000 shares of common stock were issued in connection with the acquisition of certain assets from MyoCorrect, LLC (“MyoCorrect”). On March 29, 2021, warrants to purchase 25,000 shares of common stock vested. These warrants have a three-year term. The remainder vest and become exercisable upon the achievement of pre-determined performance metrics related to the utilization of MyoCorrect, with a five-year term.

During 2020 and in connection with the IPO, the Company issued warrants to the underwriter that provide for the purchase of 402,500 shares of common stock at an exercise price of $7.50 per share, are exercisable beginning on June 8, 2021, and expire on December 10, 2025.

Pursuant to the terms of the Series B Preferred, and as a result of the consummation of the IPO (which qualified as a mandatory conversion event for purposes of the Series B Preferred), 1,199,195 Contingent Warrants were provided for an exercise price equal to 125% of the price of the Company’s shares of common stock issued in the IPO, or $7.50 per share based on the IPO price of $6.00.

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

The following table summarizes all warrants as of March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Warrants outstanding at December 31, 2020	1,960,029	$7.50	3.38
Granted	295,000	$7.50	2.95
Exercised	-	$-
Expired/terminated	-	$-
Warrants outstanding at March 31, 2021	2,255,029	$7.50	3.11

Warrants exercisable at December 31, 2020	1,960,029	$7.50	3.38
Warrants exercisable at March 31, 2021	2,030,029	$7.50	3.13

The weighted average assumptions used in the fair value calculations are as follows:

	March 31,	March 31,
	2021	2020
Expected term (years)	2.96	-
Risk-free interest rate	0.31%	-%
Expected volatility	137%	-%
Expected dividend yield	0%	0%

10 - RELATED PARTY TRANSACTIONS

The Company was a party to a management agreement with Upeva, Inc., a company for which an individual (who was the Company’s Corporate Secretary and a former member of Company’s Board of Directors) serves as chief executive officer. In return for various legal and other consulting services, the Company paid Upeva, Inc. a monthly fee of $10,000. This agreement terminated on April 30, 2020. As of March 31, 2021, the Company no longer owed Upeva, Inc. any monies. Additionally, the former Secretary and director is the beneficial owner of 254,902 shares of common stock through Spire Family Holdings, L.P.

During the three months ended March 31, 2020, one of the Company’s former directors who held $200,000 in 2019 Notes exchanged her outstanding notes for Series B Preferred, which converted at the time of the IPO into 45,252 shares of common stock and Contingent Warrants to purchase 45,252 shares of common stock.

During the three months ended March 31, 2020, Dr. G. Dave Singh, the Company’s founder, Chief Medical Officer, and a director of the Company as well as the holder of the Company’s Series A Preferred Stock, exercised his right to redeem 10,000 shares of the Series A preferred stock for $15.00 per share for a total of $150,000. In January 2021, $1,500,000 in cash was paid to Dr. Singh to fully redeem the remaining Series A Preferred Stock he held and had redeemed in December 2020. Such $1,500,000 was recorded in accounts payable at December 31, 2020.

For the three months ended March 31, 2021 and 2020, options for the purchase of 145,000 and 23,333 shares, respectively, of the Company’s common stock were granted to the Company’s directors, officers, employees and consultants.

11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including:

●	Reducing the limitations on the deductibility of interest from 30 percent of adjusted taxable income to 50 percent.

●	Ability to carry back tax net operating losses (“NOL”) five years for NOLs arising in taxable years 2018 through 2020. This provision allows the taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during years prior to 2018. The limitation on the percentage of taxable income that may be offset by the NOL, formerly 80 percent of income, was eliminated for years beginning before 2021.

Because the Company records a full valuation allowance, the Company does not anticipate the CARES Act will have a material impact on its income tax provision in the financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2021 and December 31, 2020 to record the deferred tax asset that is not likely to be realized.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgement including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

As of March 31, 2021, the Company had not filed its 2018 and 2019 foreign operation tax returns.

12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office properties under various lease terms. Rent expense, including real estate taxes and related costs, for the three months ended March 31, 2021 and 2020 aggregated approximately $131,630 and $309,086, respectively. In connection with some of the Company’s leases, lease incentives were granted. Deferred lease incentives are being amortized on a straight-line basis over the term of the lease.

Future rental payments over the term of the Company’s leases are as follows:

Twelve Months Ending March 31,

2022	435,668
2023	398,892
2024	401,914
2025	407,980
2026	343,212
Thereafter	626,225
Total	2,613,891

12 – COMMITMENTS AND CONTINGENCIES

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

Regulatory status

In September 2017, BioModeling was the subject of a routine FDA audit. The audit resulted in certain findings that BioModeling was required to remediate. On September 27, 2017, BioModeling believed that it had filed its response letter to the audit findings with the FDA. In January 2018, BioModeling received notice that the FDA had posted a Warning Letter on its website alleging failure by BioModeling to reply in a timely manner to the September 2017 audit findings. The Company and BioModeling immediately contacted the FDA in January 2018 and resubmitted the September 27, 2017 audit response letter. In April 2018, the FDA completed a second audit of BioModeling which focused on the September 2017 response letter and the Warning Letter. The FDA also visited the Company’s facilities in August 2020. The Company has maintained its communications with the FDA and believes that it has worked to satisfactorily resolved any issues, although no definitive statement to that effect has been made by the FDA.

13 - SUBSEQUENT EVENTS

On April 14, 2021, the Company entered into an asset purchase agreement with Lyon Management and Consulting, LLC to acquire certain medical billing and practice management software, licenses and contracts. The asset acquisition allows the Company to expand and enhance is current medical billing practice through its Billing Intelligence Service division. The terms of the purchase include $225,000 of cash and a warrant to purchase 25,000 shares of the Company’s common stock at a price of $8.90 per share for three years. The vesting of the warrant is as follows: 5,000 shares vest immediately, and 10,000 shares vest and become exercisable on each of April 14, 2022 and 2023, respectively.

On May 11, 2021, the Company completed a follow-on underwritten public offering of 4,600,000 common shares at a price of $6.00 per share, for net proceeds of approximately $25.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a revenue stage medical technology company focused on the development and commercialization of a highly differentiated technology offering a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost solution for patients with sleep disordered breathing (“SDB”), including mild-to-moderate obstructive sleep apnea (“OSA”). We offer novel and proprietary alternatives for treating mild-to-moderate OSA as well as certain craniofacial and anatomical anomalies known to be associated with OSA. We believe our products and technology represent a significant improvement in the treatment of mild-to-moderate OSA versus other treatments such as CPAP.

Our treatment for mild-to-moderate OSA involves specially designed and customized oral appliances and treatment protocols that we call the Vivos System. We believe the Vivos System technology represents the first non-surgical, non-invasive and cost-effective solution that normally does not require lifetime use of intervention for the hundreds of millions of people globally who suffer from mild-to-moderate OSA. We intend to more rapidly expand the use of the Vivos System by actively recruiting dentists and training them about OSA and the use and application of our products and technology to treat mild-to-moderate OSA. Our oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (or FDA) cleared uses as described below) in over 17,000 patients treated worldwide by more than 1,200 trained dentists.

Our business model is focused around dentists, and our program to train dentists and offer them other value-added services in connection with their ordering and use of the Vivos System for patients is called the Vivos Integrated Practice (“VIP”) program.

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

Many of our VIPs and potential VIPs closed their offices for periods of time during 2020 as a result of COVID-19, although some remained open to specifically provide patients with our appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and the potential for revenue reduction, we worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced, and we aggressively expanded our network of healthcare providers familiar with our products by offering online continuing education courses which introduced many in the medical and dental communities to our product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on our business has begun to diminish. As a result, we determined no triggering events had occurred indicating no impairment needed as of March 31, 2021. However, even as we take action to face the challenges of the pandemic, since the situation with COVID-19 remains uncertain, we cannot predict with certainty the impact of the pandemic or local outbreaks thereof will have on our near- and longer-term results of operations.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)

Revenue
Product revenue	$1,387,103	$1,492,897	$(105,794)
Service revenue	2,060,778	1,703,610	357,168
Total revenue	3,447,881	3,196,507	251,374
Cost of sales	(757,996)	(780,456)	22,460
Gross profit	2,689,885	2,416,051	273,834
Gross profit %	78%	76%	2	pp

Operating expenses
General and administrative	(5,059,133)	(4,232,971)	826,162
Sales and marketing	(860,160)	(559,836)	300,324
Depreciation and amortization	(177,497)	(180,968)	(3,471)
Operating loss	(3,406,905)	(2,557,724)	(849,181)
Interest expense	(82)	(43,723)	43,641
Interest income	7,745	20,880	(13,135)
Net loss	$(3,399,242)	$(2,580,567)	$(818,675)

Revenue

Revenue increased $0.3 million, or 8%, to more than $3.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was related to revenue from VIP enrollments, BIS subscriptions and the management fees on our new MID program. During the three months ended March 31, 2021, we enrolled 53 VIPs and recognized VIP revenue of $1,753,031. During the three months ended March 31, 2020 we enrolled 32 VIPs for a total of $1,540,145. Additionally, BIS service revenues increased from $156,125 for the three months ended March 31, 2020 to $203,135 for the three months ended March 31, 2021. During the three months ended March 31, 2021 we sold 2,570 total oral appliance arches for a total of $1,313,851 and for the three months ended March 31, 2020 we sold 2,099 total oral appliance arches for a total of $1,303,442. The increase in appliance revenue is due to volume increases.

Cost of Goods Sold and Gross Profit

Cost of goods decreased less than $0.1 million to $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The gross profit increased $0.3 million on higher revenues of $0.3 million for three months ended March 31, 2021 compared to the three months ended March 31, 2020. The gross margin percentage increased to 78% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as our business continues to be driven by high margin service revenues.

General and Administrative Expenses

General and administrative expenses increased $0.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was due to additional personnel and that were hired during the course of 2020 and early 2021. At March 31, 2020, we had approximately 70 employees. As of March 31, 2021, we had more than 110 employees. These increases were due to the growth of the company combined with higher salaries and benefits associated with being a public company needed to remain competitive.

Sales and Marketing

Sales and marketing expense increased by approximately $0.3 million for the three months ended March 31, 2021 due to additional spend on sales and marketing programs and commissions compared to the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2021 and 2020, as our fixed assets recorded did not change significantly for the periods presented.

Interest Expense

Interest expense was reduced from less than $0.1 million for the three months ended March 31, 2020 to almost none for the three months ended March 31, 2021 as the outstanding notes payable were eliminated via conversion to common stock with our IPO in December 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of approximately $14.1 million compared to cash and cash equivalents of approximately $0.1 million at March 31, 2020. This increase was primarily driven by the proceeds from our December 2020 initial public offering. During the first quarter of 2021, we began the buildout of our Institute for Craniofacial Medicine (“ICSM”) facility in Denver, Colorado. The ICSM facility will provide onsite training courses and post-graduate education to our VIPs. The costs of this ICSM facility are estimated to be approximately $1.3 million.

On May 11, 2021, we completed a follow-on underwritten public offering by offering 4,600,000 common shares at a price of $6.00 per share, for net proceeds of approximately $25.2 million after deducting underwriting discounts and commissions and offering expenses payable by us.

While we have incurred losses and negative operating cash flows since inception, we believe that our existing cash resources following our May 2021 public offering will be sufficient to meet our capital requirements and fund our planned operations for at least the next 24 months, although this estimation assumes we do not face unexpected events, costs or contingencies, any of which could affect our liquidity and cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding if we do not generate sufficient cash flows from operations. If and when required, we anticipate funding our liquidity requirements from cash generated from operations and potentially from:

●	proceeds from public and private financings (including equity, debt or equity-linked financings or commercial debt facilities);

●	proceeds from the exercise of outstanding options or warrants; or

●	strategic commercial transactions with third parties.

There is a risk that none of these plans will be implemented if and when necessary or on commercially reasonable terms, if at all.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(3,860,937)	$(436,910)
Investing activities	(261,703)	(5,204)
Financing activities	(25,000)	79,515
Decrease in cash and cash equivalents	$(4,147,640)	$(362,599)

Net cash used in operations increased by more than $3.4 million due primarily to an increase in our net loss of $0.8 million and an increase in cash used to pay down our accounts payable by $2.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net cash used in investing activities consists of capital expenditures for property, plant and equipment and increased by approximately $0.2 million from the three months ended March 31, 2021 compared to cash provided by investing activities for the three months ended March 31, 2020.

Net cash used in financing activities for the three months ended March 31, 2021 consisted of less than $0.1 million in principal payments for a note payable from a 2018 acquisition. For the three months ended March 31, 2020, $0.2 million was received from the issuance of Series B Preferred Stock that was offset by $0.1 million in redemptions of our then outstanding Series A Preferred Stock.

Recent Developments

On April 13, 2021, the Washington State Department of Financial Institutions (or WSDFI) sent a letter and subpoena requesting that we produce certain documents and records. WSDFI is investigating certain sales of our common stock by a previous employee and independent contractor in Washington prior to our initial public offering. This subject matter in general (including activities of such previous employee and independent contractor) had been among the issues previously investigated by a joint committee of our Board of Directors and internal and external legal counsel that commenced in February 2020 and, pursuant to the findings and recommendations of the joint committee, led to the company implementing in April 2020 certain enhanced corporate governance policies (in the form of a formal written policy on private stock sales requiring prior approval of our internal or external legal counsel and changes to certain organizational matters, including changing of duties of certain other employees). We are cooperating with the WSDFI investigation but it has not yet concluded.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies Involving Management Estimates and Assumptions

See Note 1 to the unaudited condensed consolidated financial statements included as part of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, we, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in our internal control over financial reporting arising from an accumulation of significant deficiencies which amounted to a material weakness, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2020 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of the material weakness, we continue to strengthen our internal control structure by adding accounting staff, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We hired an Assistant Controller in first quarter 2021 to build our accounting team and help remediate our significant deficiencies in our internal control procedures over financial reporting as described above in Remediation of Material Weakness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our legal proceedings, see the information in Part I, “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. Other than the items disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2020 in Part I, “Part I, Item 3, Legal Proceedings,” there are no other legal proceedings currently pending against us, or known to be contemplated by any governmental agency, which we believe would have a material effect on our business, financial position or results of operations.

On June 5, 2020, we filed suit against Ortho-Tain, Inc. in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental. We believe such statements have interfered with our business relationship and contract, causing us harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s false advertising campaign against us in the fall of 2020. Our complaint seeks permanent injunctive relief to prevent the defendant’s continued illegal defamatory statements and interference with our business relationships. We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages to compensate us for harm caused by the defendant. Prior to filing suit, we worked collaboratively with legal counsel at Benco Dental to address and reasonably resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a Motion to Dismiss the amended complaint we filed against it in the United States District Court for the District of Colorado. We believe such arguments made by Ortho-Tain, Inc. in the Motion to Dismiss lack merit and have opposed the motion. Discovery in the case is stayed pending a decision on the motion to dismiss.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS	XBRL Instance. (*)

101.SCH	XBRL Taxonomy Extension Schema. (*)

101.CAL	XBRL Taxonomy Extension Calculation. (*)

101.DEF	XBRL Taxonomy Extension Definition. (*)

101.LAB	XBRL Taxonomy Extension Labels. (*)

101.PRE	XBRL Taxonomy Extension Presentation. (*)

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date:	May 17, 2021	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	May 17, 2021	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

