Form 10-Q
period 2021-06-30
Vivos Therapeutics, Inc.
filed 2021-08-12
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August [12], 2021, the registrant had 22,812,119 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (which is available at https://vivoslife.com/investor-relations/sec-filings/) (the “2020 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan and scale our business, which includes the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize the Vivos System on patients;

●	the understanding and adoption by dentists and other healthcare professionals of the Vivos System for mild-to-moderate obstructive sleep apnea (OSA);

●	our expectations concerning the effectiveness of OSA treatment using the Vivos System and the potential for patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with the Vivos System and using our practice management tools;

●	our potential profit margin from enrollment of VIPs and sales of the Vivos appliances;

●	our ability to property train VIPs in the use of the Vivos System and other services we offer in their dental practices;

●	our ability to formulate and implement effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division, VivoScore home sleep apnea test and orofacial myofunctional therapy offering);

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations, including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices such as the Vivos System;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Regulation,” “Risk Factors” and other sections of the 2020 Form 10-K. You should thoroughly read this Quarterly Report on Form 10-Q and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$34,198,319	$18,205,668
Accounts receivable, net	3,460,655	1,430,890
Current portion of note receivable – related party	56,732	84,696
Prepaid expenses and other current assets	1,672,949	673,061
Total current assets	39,388,655	20,394,315

Property and equipment, net	2,291,155	871,597
Intangible assets, net	412,513	270,121
Note receivable, net - related party	846,214	810,635
Goodwill	2,843,123	2,671,434
Deposits	374,648	309,367
Total assets	$46,156,308	$25,327,469

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$1,298,751	$781,364
Accounts payable – related party	-	1,500,000
Accrued expenses	2,635,924	1,736,721
Contract liability	4,114,574	2,937,992
Current portion of long-term debt	1,265,067	866,972
Total current liabilities	9,314,316	7,823,049

Long-term debt, net of current portion	-	423,095
Deferred rent	358,395	163,966
Total liabilities	9,672,711	8,410,110

Commitments and contingencies

Convertible Redeemable Preferred Series A Preferred Stock - $0.0001 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-

Stockholders’ equity
Preferred Stock Series B, nonvoting - $0.0001 par value, 1,200,000 authorized, none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common Stock $0.0001 par value, 200,000,000 shares authorized, 22,812,119 and 18,209,452 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,282	1,821
Additional paid-in capital	79,257,813	52,250,266
Accumulated deficit	(42,776,499)	(35,334,728)
Total stockholders’ equity	36,483,596	16,917,359)
Total liabilities and stockholders’ equity	$46,156,308	$25,327,469

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue
Product revenue	$1,736,593	$646,535	$3,123,696	$2,139,432
Service revenue	2,760,163	2,624,653	4,820,941	4,328,263
Total revenue	4,496,756	3,271,188	7,944,637	6,467,695
Cost of sales (exclusive of depreciation and amortization shown separately below)	872,651	544,846	1,630,647	1,325,302

Gross profit	3,624,105	2,726,342	6,313,990	5,142,393

Operating expenses
General and administrative	6,092,535	3,460,841	11,151,668	7,693,812
Sales and marketing	1,398,050	502,190	2,258,210	1,062,026
Depreciation and amortization	194,769	180,639	372,266	361,607
Total operating expenses	7,685,354	4,143,670	13,782,144	9,117,445

Operating loss before interest (expense) income	(4,061,249)	(1,417,328)	(7,468,154)	(3,975,052)

Interest expense	(251)	(18,067)	(333)	(61,790)
Interest income	18,971	21,723	26,716	42,603

Net loss	(4,042,529)	(1,413,672)	(7,441,771)	(3,994,239)

Preferred stock accretion	-	(250,000)	-	(500,000)

Net loss attributable to common stockholders	$(4,042,529)	$(1,663,672)	$(7,441,771)	$(4,494,239)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.19)	$(0.13)	$(0.38)	$(0.36)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	20,738,021	12,486,973	19,482,056	12,531,141

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	18,209,452	$1,821	$52,250,266	$(35,334,728)	$16,917,359
Stock based compensation	-	-	434,291	-	434,291
Common stock issued to consultants for services	2,667	1	19,999	-	20,000
Warrants issued to consultants for services	-	-	231,715	-	231,715
Warrants issued in asset purchase	-	-	136,326	-	136,326
Net loss	-	-	-	(3,399,242)	(3,399,242)
Balance March 31, 2021	18,212,119	$1,822	$53,072,597	$(38,733,970)	$14,340,449
Stock based compensation	-	-	648,053	-	648,053
Issuance of common stock in follow-on public offering, net of issuance costs	4,600,000	460	25,365,474	-	25,365,934
Warrants issued in business combination	-	-	171,689	-	171,689
Net loss	-	-	-	(4,042,529)	(4,042,529
Balance June 30, 2021	22,812,119	$2,282	$79,257,813	$(42,776,499)	$36,483,596

	Six Months Ended June 30, 2020
			Series B	Series B	Additional		Total
	Common Stock		Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Units	Amount	Capital	Deficit	Equity
Balance December 31, 2019	12,444,165	$1,244	-	$-	$20,333,548	$(23,277,851)	$(2,943,059)
Stock based compensation	-	-	-	-	351,895	-	351,895
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	15,299	189,515	-	-	189,515
Series B preferred stock issued in exchange for convertible debt	-	-	182,449	2,737,061	-	-	2,737,061
Common stock issued for to consultants for services	25,000	3	-	-	187,497	-	187,500
Conversion of convertible debt to common stock	106,142	11	-	-	796,058	-	796,069
Net loss	-	-	-	-	-	(2,580,567)	(2,580,567)
Balance March 31, 2020	12,575,307	$1,258	197,748	$2,926,576	$21,418,998	$(25,858,418)	$(1,511,586)
Stock based compensation	-	-	-	-	565,372	-	565,372
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	3,333	40,168	-	-	40,168
Series B preferred stock issued in exchange for convertible debt	-	-	7,674	115,140	-	-	115,140
Common stock issued for to consultants for services	33,334	3	-	-	249,998	-	250,001
Conversion of convertible debt to common stock	172	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,413,672)	(1,413,672)
Balance June 30, 2020	12,608,813	$1,261	208,755	$3,081,884	$21,984,368	$(27,272,090)	$(2,204,577)

See notes to consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,441,771)	$(3,994,239)
Adjustments to reconcile net loss to net cash: used in operating activities:
Depreciation and amortization expense	372,266	361,607
Stock-based compensation expense	1,082,344	917,268
Issuance of common stock for services	20,000	437,500
Issuance of warrants for services	231,715	-
Accretion of discount on note receivable	(11,823)	(12,776)
Change in operating assets and liabilities:
Accounts receivable	(2,029,766)	284,296
Prepaid expenses and other current assets	(999,888)	(5,211)
Deposits	(65,281)	(14,801)
Accounts payable	(982,614)	226,320
Accrued expenses	899,203	246,178
Contract liability	1,176,582	97,355
Deferred rent	194,430	68,996
Net Cash Used in Operating Activities	(7,554,602)	(1,387,507)

Cash flows from investing activities:
Acquisition of property and equipment	(1,572,889)	(13,007)
Payment for business acquisition	(225,000)	-
Principal collections under note receivable	4,208	-
Net Cash Used in Investing Activities	(1,793,681)	(13,007)

Cash flows from financing activi)ties:
Proceeds from issuance of common stock	27,600,000	-
Principal payments on debt	(25,000)	-
Payment for issuance costs	(2,234,066)	-
Proceeds from issuance of debt	-	1,265,067
Redemption of preferred stock	-	(150,000)
Proceeds from issuance of preferred stock	-	229,715
Net Cash Provided by (Used in) Financing Activities	25,340,934	1,344,781

Net increase (decrease) in cash and cash equivalents	15,992,651	(55,733)
Cash and cash equivalents, beginning of period	18,205,668	469,353
Cash and cash equivalents, end of period	$34,198,319	$413,620

Supplemental disclosure of cash flow information
Cash paid for interest	$4,058	$20,674
Cash paid for income taxes	-	-
Warrants issued in asset purchase	136,326	-
Warrants issued in business acquisition	171,689
Warrants issued to underwriters in connection with follow-on offering	1,486,451
Accretion of redeemable preferred stock	-	500,000
Conversion of debt to common stock	-	720,740
Common stock issued for payment of interest	-	27,952

See notes to consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling” or “BMS”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a then Wyoming corporation established on July 7, 2016 to facilitate this merger. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer, which is collectively referred to herein as the “Company”. On August 12, 2020, the Company reincorporated as a domestic Delaware corporation under Delaware General Corporate Law from Wyoming.

The merger transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. Upon the consummation of the merger, the historical financial statements of BioModeling became the Company’s historical financial statements and continued to be recorded at their historical carrying amounts.

Description of Business

The Company is a medical technology company focused on the development and commercialization to dental practices of a patented oral appliance technology and related protocols called the Vivos System. The Company believes the Vivos System represents the first non-surgical, non-invasive and cost-effective treatment for people with sleep disordered breathing, including mild-to-moderate obstructive sleep apnea. The Company business model is focused around dentists, and the Company’s program to train dentists and offer them other value-added services in connection with their ordering and use of the Vivos System for patients is called the Vivos Integrated Practice (“VIP”) program.

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

Many of the Company’s VIPs and potential VIPs closed their offices during periods of 2020 as a result of COVID-19, although some remained open to specifically provide patients with Company products as Company appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and the results potential for revenue reduction, Company management worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced and the Company aggressively expanded its network of healthcare providers familiar with its products by offering online continuing education courses which introduced many in the medical and dental communities to the Company’s product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on the Company has begun to diminish, although the Company is closely monitoring the potential impact of COVID-19 variants on its business.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements, which include the accounts of the Company and its consolidated subsidiaries (which, consist, as of the date of this report, of BMS, First Vivos, Vivos Therapeutics (Canada) Inc., and Vivos Management and Development, LLC (“VMD”) (all of which are wholly-owned subsidiaries of the Company) and Vivos Del Mar Management, LLC, which is wholly owned by VMD), have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC related to a quarterly report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 included in this report has been derived from the Company’s audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim condensed consolidated financial statements. The information presented throughout this report, as of and for the periods ended June 30, 2021 and 2020, is unaudited.

These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full year.

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

December 2020 Initial Public Offering

On December 11, 2020, the Company completed its initial public offering (“IPO”) by offering 4,025,000 shares of Company common stock at a price of $6.00 per share, for net proceeds of approximately $21.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s then outstanding units of Series B preferred stock were automatically converted into an aggregate of 1,199,195 shares of Company common stock and warrants to purchase an aggregate of 1,199,195 shares of Company common stock (see Note 9).

May 20201 Follow-On Offering

On May 11, 2021, the Company completed a follow-on underwritten public offering of 4,600,000 shares of Company common stock at a price of $6.00 per share, for net proceeds of approximately $25.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. Issuing costs associated with this stock issuance were approximately $2.2 million (see Note 9).

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original or remaining maturity of three months or less to be cash and cash equivalents. As of June 30, 2021, and December 31, 2020, the Company had no cash equivalents and all cash amounts consisted of cash on deposit. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company, at times, maintained balances in excess of federally insured limits.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. Additionally, the Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable for the three months and six months ended June 30, 2021 and the year ended December 31, 2020.

Accounts Receivable, Net

The accounts receivable in the accompanying financial statements are stated at the amounts management expects to collect. The Company performs credit evaluations of its customers’ financial condition and may require a prepayment for a portion of the services to be performed. The Company reduces accounts receivable by estimating an allowance that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on its judgements in evaluating the aging of the receivables and the financial condition of the Company’s customers (namely, the Company’s VIP dentists). Allowance for uncollectible receivables was $780,745 and $507,347 as of June 30, 2021 and December 31, 2020, respectively.

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

Goodwill

Goodwill is the excess of acquisition costs of an acquired entity over the fair value of the identifiable net assets acquired (See Note 5). Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company tests for impairment annually at year end. There was no impairment of goodwill recognized at December 31, 2020. There were no triggering events that occurred for the three months and six months ended June 30, 2021 and accordingly, no impairment was required.

Long-lived Assets

The Company reviews and evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of long-lived assets as of December 31, 2020. No triggering events indicating potential impairment were identified for the three months and six months ended June 30, 2021.

Notes Receivable, net

The notes receivable in the accompanying financial statements are stated at the amount management expects to collect. The current portion is what the Company expects to collect in the next twelve months and the long-term portion consists of the portion the Company expects to collect beyond twelve months. The Company reduced notes receivable by estimating a discount based on market rates. The discount on notes receivable was $56,278 and $68,101 as of June 30, 2021 and December 31, 2020, respectively. Accretion on the discount and interest on the note is recorded in interest income.

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

The Company believes that the fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates their carrying values at June 30, 2021, and December 31, 2020, due to their short maturities. The Company also believes that the current and long-term portion of notes receivable and debt approximates their carrying value at June 30, 2021, and December 31, 2020, as its terms are commensurate with terms the Company can obtain from third parties.

Share-Based Compensation

The Company accounts for share-based payments to employees by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Prior to December 2020 (when the Company consummated its IPO), the Company used the price paid for such stock in the then most recent sales to third parties as the stock price input into the Company’s valuation model as of the date of grant. Following the IPO, the Company uses the price of its publicly-traded common stock on the date of grant. The Company then determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period which approximates the vesting period using the straight-line method. For options issued to consultants, the Company recognizes the estimated fair value of options issued using the Black-Scholes option pricing model at the time the services are rendered.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. There were no significant research and development costs incurred during the three months and six months ended June 30, 2021 or 2020.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of outstanding warrants and stock options would be anti-dilutive. The numerator in the basic and diluted net loss per share calculation is the net loss attributable to common stockholders, which is the net loss for the year increased by the current year preferred stock dividends accrued.

For both the three months and six months ended June 30, 2021 and 2020, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate.

The following table summarizes outstanding common stock securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,	December 31,
	2021	2020
Common Stock Warrants	2,556,029	1,960,029
Common Stock Options	2,732,345	2,302,345

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

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective, and a decision has not been reached about whether the Company will elect to early adopt any of the standards:

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

The Company enters into programs that may provide for multiple element deliverables. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (which has evolved into the VIP program) which includes training in a highly personalized, deep immersion workshop format which provides the dentist access to a global team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering Company products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with its proprietary software system and the many features on the Company’s website. The initial training and educational workshop is typically provided in the first month that a dental practice enrolls in the VIP program. Since VIPs are able to begin generating revenue after the first training workshop, the Company recognizes 50% of the service revenue in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the service contract. Ongoing support and additional training is provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each Vivos System appliance and is not a separate revenue stream. Following the year of training and support, the VIP may pay for seminars and training courses that meet the VIP’s needs on a subscription or a course-by-course basis. In addition to enrollment service revenue, the Company offers and expects to offer additional services, such as its Billing Intelligence Services offering. Revenue for these services is recognized monthly during the month the services are rendered.

The Company identifies all goods and services that are delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the relevant service period which approximates the prices for relevant training that would be charged if those services were sold separately. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. Revenue from training is recognized over the relevant service period (i.e., as the Company satisfies its performance obligations and creates value for the VIP). The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

In early 2021, the Company entered into its first agreement through its Medical Integration Division (“MID”). The purpose of the MID is to assist VIP practices in establishing clinical collaboration ties (called Pneusomnia Centers) with local healthcare professionals who routinely see or treat patients with sleep and breathing disorders. MID generates revenue through a one-time development fee and recurring management fees. The development service fee is for the sum of $60,000. Fifty percent (50%) or $30,000 of the development fee is paid upon the funding of the clinic and is deemed earned at the time the clinic opens. The remaining balance of $30,000 is payable in six (6) equal monthly installments of $5,000 commencing the month following the opening of the clinic and is recognized monthly during the month the service is rendered. The management service fee is equal to six percent (6%) of the clinic’s “monthly net revenues” with a monthly minimum of $5,000 and is recognized monthly during the month the service is rendered. During the six months ended June 30, 2021, MID generated an immaterial amount of revenue.

Product revenue

In addition to revenue from services, the Company also generates revenue from the sale of the Vivos System, appliances and preformed guides to its customers, the VIPs. Revenue from the appliance sale is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company is contracted with the VIP for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The Vivos System appliance is similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of VIPs (currently mainly in the United States but also in Canada) to sell the appliances to their patients as well as in two centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, protocols, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC Topic 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

The Company operates two dental centers of its own in Colorado and manages one in Utah through a management service agreement. Within each center, the Company utilizes a team of medical professionals to measure, order and fit each appliance. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for our Company owned centers than for its VIPs. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient. Owning and operating dental centers was the Company’s business model prior to 2018, when the VIP program was established and evolved into the Company’s primary business model.

The Company offers its Clinical Advisors (i.e., dentists, who help the VIPs with technical aspects of Company products) discounts from standard VIP pricing. This is done to help encourage the Clinical Advisors to purchase Company products for their own practices. In addition, from time to time, the Company offers “buy one get one” offers and other credits to incentivize VIPs to embrace Company products and increase volume within their practices.

The Company’s revenue from contracts with customers is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Product revenue:
Appliance sales to VIPs	$1,618,504	$633,283	$2,913,836	$1,936,725
Center revenue	118,089	13,252	209,860	202,707
Total product revenue	1,736,593	646,535	3,123,696	2,139,432

Service revenue
VIP	2,350,868	2,511,401	4,103,899	4,051,546
Billing intelligence services	217,697	98,440	420,832	254,565
Management service revenue (MID related)	74,000	-	133,000	-
Sponsorship/seminar/other	117,598	14,812	163,210	22,152
Total service revenue	2,760,163	2,624,653	4,820,941	4,328,263

Total revenue	$4,496,756	$3,271,188	$7,944,637	$6,467,695

Costs of obtaining the contract

The Company does pay commission-like bonuses to certain employees and others to incentivize sales growth. The Company recognizes these incremental costs of obtaining a VIP contract as an expense when incurred since the amortization period of the asset that the Company would have otherwise recognized would be amortized over a period of less than one year.

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

The opening and closing balances of the Company’s contract liability for the three months and six months ended June 30, 2021 and 2020, respectively, are as follows:

	2021	2020
Beginning balance, January 1	$2,937,992	$2,947,565
New contracts	1,617,392	1,217,106
Revenue recognized	(1,753,031)	(1,540,145)
Ending balance, March 31	$2,802,353	$2,624,526
New contracts	$3,663,089	$2,931,795
Revenue recognized	(2,350,868)	(2,511,401)
Ending balance, June 30	$4,114,574	$3,044,920

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

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Furniture and equipment	$1,234,169	$935,697
Leasehold improvements	519,378	519,378
Construction in progress	1,417,454	143,037
Molds	74,822	74,822
Gross property and equipment	3,245,823	1,672,934
Less - Accumulated depreciation and amortization	(954,668)	(801,337)
Net property and equipment	$2,291,155	$871,597

Leasehold improvements relate to the centers in Colorado. Total depreciation and amortization expense was $80,597 and $75,881 for the three months ended June 30, 2021 and 2020, respectively, and $153,331and $152,092 for the six months ended June 30, 2021 and 2020, respectively.

5 - INTANGIBLE ASSETS, NET AND GOODWILL

The Company amortizes identifiable intangible assets on a straight-line basis over their estimated lives, which range from 5-15 years. As of June 30, 2021 and December 31, 2020, identifiable intangibles were as follows:

	June 30, 2021	December 31, 2020
Patents and developed technology	$2,163,264	$1,775,438
Trade name	330,000	330,000
Other	26,500	26,500
	2,519,764	2,131,938
Less - Accumulated amortization	(2,107,251)	(1,861,817)
	$412,513	$270,121

Amortization expense of identifiable intangible assets was $114,177 and $104,758 for the three months ended June 30, 2021 and 2020, respectively, and $218,934 and $209,515 for the six months ended June 30, 2021 and 2020, respectively. The estimated future amortization of identifiable intangible assets is as follows:

As of June 30,
2022	$128,804
2023	30,505
2024	30,505
2025	30,505
2026	15,215
Thereafter	176,979
Total	$412,513

Goodwill of $2,671,434 at December 31, 2020 was tested for impairment on December 31, 2020 and impairment was not required. There were no triggering events that occurred for the three months and six months ended June 30, 2021 and accordingly, no impairment was required.

6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accrued payroll	$1,885,901	$1,024,931
Accrued legal and other	330,364	411,723
Lab rebate liabilities	419,659	300,067
Total accrued expenses	$2,635,924	$1,736,721

7 - DEBT

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

Outstanding debt was as follows:

	June 30, 2021	December 31, 2020

Principal balance of debt due December 31, 2020	$-	$25,000
PPP loan maturing May 5, 2022	1,265,067	1,265,067
Total debt	1,265,067	1,290,067
Less - Current portion of debt	(1,265,067)	(866,972)
Long-term portion of debt	$-	$423,095

Expected future principal payments for outstanding debt are as follows:

June 30, 2021:
2022	$1,265,067
Total expected future principal payments	$1,265,067

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

In accordance with ASC 480, the Company accounted for the Series A Preferred Stock as temporary equity. As such, the carrying value of the shares was accreted over time such that the carrying value of the shares was at least equal to the redemption value of the shares. The accretion was recorded as a debit to Additional Paid-In Capital and a credit to preferred stock. With proceeds from the IPO, the Company redeemed all remaining Series A Preferred Stock in December 2020 representing 700,000 shares and $3,500,000. During the three months ended June 30, 2020, the Company recognized $250,000 of accretion, and for the six months ended June 30, 2020, the Company recognized $500,000 of accretion. During the three months ended June 30, 2020, the Company redeemed zero shares of the Series A Preferred Stock, and for the six months ended June 30, 2020, the Company redeemed 30,000 shares of the Series A Preferred Stock for $150,000.

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

For the three months ended June 30, 2021, no shares of common stock were issued to consultants for services. For the six months ended June 30, 2021, the Company issued 2,667 shares of common stock to consultants for services for net proceeds of $20,000.

For the three months ended June 30, 2020, the Company issued 33,506 shares of common stock related to stock issuances for consulting services and conversion of convertible debt for net proceeds of $983,569, and for the six months ended June 30, 2020, the Company issued 164,648 shares of common stock related to stock issuances for consulting services and conversion of convertible debt for net proceeds of $1,233,569. Included in these amounts were 25,000 shares of common stock issued through the termination of an agreement with Maxim Group LLC, a FINRA member broker dealer, for no net proceeds. Of those shares issued, 172 shares of common stock were issued for the three months ended June 30, 2020 and 106,314 shares of common stock were issued for the six months ended June 30, 2020 through the conversion of convertible debt and interest totaling $796,069 with a conversion price of $7.50. Offering costs associated with these stock issuances were immaterial.

For the three and six months ended June 30, 2021, the Company issued 4,600,000 shares of common stock. There were approximately $2.2 million of offering costs associated with this stock issuance as part of the follow-on offering completed on May 11, 2021, for net proceeds of approximately $25.4 million.

Preferred Stock – Generally

As of June 30, 2021, no shares of preferred stock were issued or outstanding.

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

The Company commenced a private placement of detached units (the “Series B Units”) consisting of (i) one share of Series B Preferred, and (ii) one warrant to be issued for the number of shares of common stock into which to the Series B Preferred was convertible upon a mandatory conversion event (the “Contingent Warrants”). The Contingent Warrants have an exercise price equal to 125% of the price of the Company’s shares of common stock on the date of a mandatory conversion event. The Company reported no beneficial conversion on the Contingent Warrant as the warrant has a contingent beneficial conversion feature that is not calculated as a separate derivative until the contingent event has occurred. The private placement provided for the sale of units at an issuance price of $15.00 per unit for gross proceeds up to $15,000,000. Based on the terms of the Series B Preferred, the Company classified it within permanent equity in the consolidated balance sheet throughout 2020. As of December 31, 2020, all of the Series B stock was converted into 1,199,195 shares of common stock as the IPO triggered the mandatory conversion and Contingent Warrants to purchase 1,199,195 shares of common stock were issued to the former Series B Unit holders.

Stock Options

In 2017, the Company’s shareholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders have approved a total reserve of 1,333,333 million shares for issuance under the 2017 Plan. In April 2019, the Company’s shareholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which shares were reserved for future issuance for options, restricted stock awards and other equity awards. The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders approved a total reserve of 333,334 shares for issuance under the 2019 Plan. On June 18, 2020, the Company’s shareholders approved an amendment and restatement of the 2019 Plan to increase the number of shares of common stock available for issuance thereunder by 833,333 share of common stock such that, after amendment and restatement of the 2019 Plan, and prior to any grants, 1,166,667 shares of common stock were available under the 2019 Plan. The number of shares of common stock available for issuance under the 2019 Plan was increased again in July 2021 (see Note 13).

During the three months ended June 30, 2021 and 2020, the Company issued stock options to purchase 285,000 and 83,334 shares at a weighted average exercise price of $6.27 and $7.50 respectively, and for the six months ended June 30, 2021 and 2020, the Company issued stock options to purchase 430,000 and 106,667 shares at a weighted average exercise price of $6.27 and $7.50, respectively per share of the Company’s common stock to certain members of the Board of Directors and certain employees. The stock options allow the holders to purchase shares of the Company’s common stock at prices between $6.27 and $7.50 per share. The following table summarizes all stock options as of June 30, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2020	2,302,345	$4.84	1.33	$2,463,498
Granted	430,000	$6.27	4.76	-
Exercised	-	$-
Expired/terminated	-	$-
Options outstanding at June 30, 2021	2,732,345	$5.06	2.57	$1,143,500

Options exercisable at December 31, 2020	1,672,991	$4.10	2.46
Options exercisable at June 30, 2021	1,798,510	$4.87	4.69

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2019	1,900,000	$4.29	3.08	$6,695,876
Granted	106,667	$7.50		-
Exercised	-	$-
Expired/terminated	(10,000)	$7.50
Options outstanding at June 30, 2020	1,996,667	$4.44	2.85	$5,295,000

Options exercisable at December 31, 2019	1,228,176	$3.99	1.65
Options exercisable at June 30, 2020	1,324,917	$4.41	2.89

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

The weighted average assumptions used in the fair value calculations are as follows:

	June 30,	December 31,
	2021	2020
Expected term (years)	3.44	3.15
Risk-free interest rate	0.85%	0.38%
Expected volatility	137%	134%
Expected dividend yield	0%	0%

During the three months ended June 30, 2021 and 2020, the Company recognized $648,053 and $565,373, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized $1,082,344 and $917,268, respectively, of share-based compensation expense relating to the vesting of stock options. The options were valued using the Black-Scholes valuation method at the date of the grant and compensation expense is recognized over the vesting period. Unrecognized expense relating to these awards as of June 30, 2021 was approximately $4,579,808, which will be recognized over the weighted average remaining term of 2.57 years at June 30, 2021.

Warrants

On April 14, 2021, the Company issued a warrant to purchase 25,000 shares of our common stock at a price of $8.90 per share for three years. The vesting of the warrant is as follows: 5,000 shares vested immediately upon issuance of the warrant, 10,000 shares vest and become exercisable on April 14, 2022 and 10,000 shares vest and become exercisable on April 14, 2023.

On May 11, 2021 and in connection with the registered underwritten follow-on offering, the Company issued warrants to the underwriter that provide for the purchase of 276,000 shares of common stock at an exercise price of $7.50 per share with a fair value of $1,486,451. These warrants are exercisable beginning on November 7, 2021, and expire on May 11, 2026.

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

The following table summarizes all warrants as of June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Warrants outstanding at December 31, 2020	1,960,029	$7.40	3.38
Granted	596,000	$7.56	2.71
Exercised	-	$-	-
Expired/terminated	-	$-	-
Warrants outstanding at June 30, 2021	2,556,029	$7.44	3.10

Warrants exercisable at December 31, 2020	1,960,029	$7.40	3.38
Warrants exercisable at June 30, 2021	2,311,029	$7.42	3.13

The weighted average assumptions used in the fair value calculations are as follows:

	June 30,	December 31,
	2021	2020
Expected term (years)	2.97	2.91
Risk-free interest rate	0.54%	0.32%
Expected volatility	138.6%	139%
Expected dividend yield	0%	0%

10 - RELATED PARTY TRANSACTIONS

The Company was a party to a management agreement with Upeva, Inc., a company for which an individual (who was the Company’s Corporate Secretary and a former member of Company’s Board of Directors) serves as chief executive officer. In return for various legal and other consulting services, the Company paid Upeva, Inc. a monthly fee of $10,000. This agreement terminated on April 30, 2020. As of June 30, 2021, the Company no longer owed Upeva, Inc. any monies. Additionally, the former Secretary and director is the beneficial owner of 254,902 shares of common stock through Spire Family Holdings, L.P.

During the three months ended March 31, 2020, one of the Company’s former directors who held $200,000 in 2019 Notes exchanged her outstanding notes for Series B Preferred, which converted at the time of the IPO into 45,252 shares of common stock and Contingent Warrants to purchase 45,252 shares of common stock.

During the three months ended March 31, 2020, Dr. G. Dave Singh, the Company’s founder, Chief Medical Officer, and a director of the Company as well as the former holder of the Company’s Series A Preferred Stock, exercised his right to redeem 10,000 shares of the Series A preferred stock for $15.00 per share for a total of $150,000. In January 2021, $1,500,000 in cash was paid to Dr. Singh to fully redeem the remaining Series A Preferred Stock he held and had redeemed in December 2020. Such $1,500,000 was recorded in accounts payable at December 31, 2020.

For the three months ended June 30, 2021 and 2020, options for the purchase of 140,000 and 23,333 shares, respectively, of the Company’s common stock were granted to the Company’s directors, officers, employees and consultants. For the six months ended June 30, 2021 and 2020, options for the purchase of 285,000 and 0 shares, respectively, of the Company’s common stock were granted to the Company’s directors, officers, employees and consultants.

11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and six months ended June 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2021 and December 31, 2020 to record the deferred tax asset that is not likely to be realized.

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

As of June 30, 2021, the Company had not filed its 2018 and 2019 foreign operation tax returns.

12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office properties under various lease terms. Rent expense, including real estate taxes and related costs, for the three months ended June 30, 2021 and 2020 aggregated approximately $320,781 and $104,395, respectively, and six months ended June 30, 2021 and 2020 aggregated approximately $452,411 and $224,985, respectively. In connection with some of the Company’s leases, lease incentives were granted. Deferred lease incentives are being amortized on a straight-line basis over the term of the lease.

Future rental payments over the term of the Company’s leases are as follows:

Twelve Months Ending June 30,

2022	$511,769
2023	471,203
2024	485,516
2025	473,145
2026	384,371
Thereafter	753,169
Total	$3,079,173

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

13 - SUBSEQUENT EVENTS

On July 28, 2021, the Company conducted its 2021 annual meeting of stockholders (the “Annual Meeting”). The number of shares of common stock entitled to vote at the Annual Meeting was 22,812,119 shares outstanding as of the record date (the “Voting Stock”). No other shares of the Company’s capital stock were entitled to vote at the Annual Meeting.

The number of shares of Voting Stock present or represented by valid proxy at the Annual Meeting was approximately 16,400,000 shares. At the Annual Meeting, the Company’s stockholders approved an amendment to the 2019 Plan to increase the number of shares authorized to be awarded under the plan from an aggregate of 1,166,667 shares to an aggregate of 2,366,667 shares.

In August 2021, the Company issued 180,000 stock options to certain members of the Board of Directors, one-half vested on the day of grant, and one-eight vests quarterly every three months through August 5, 2022.

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

Overview

We are a medical technology company focused on the development and commercialization of a highly differentiated technology offering a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost solution for patients with sleep disordered breathing (“SDB”), including mild-to-moderate obstructive sleep apnea (“OSA”). We offer novel and proprietary alternatives for treating mild-to-moderate OSA as well as certain craniofacial and anatomical anomalies known to be associated with OSA. We believe our products and technology represent a significant improvement in the treatment of mild-to-moderate OSA versus other treatments such as CPAP.

Our treatment for mild-to-moderate OSA involves specially designed and customized oral appliances and treatment protocols that we refer to as the Vivos System. We believe the Vivos System technology represents the first non-surgical, non-invasive and cost-effective solution that normally does not require lifetime use of intervention for the hundreds of millions of people globally who suffer from mild-to-moderate OSA. We intend to more rapidly expand the use of the Vivos System by actively recruiting dentists and training them about OSA and the use and application of our products and technology to treat mild-to-moderate OSA. Our oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (“FDA”) cleared uses as described below) in over 19,000 patients treated worldwide by more than 1,250 trained dentists.

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

On May 11, 2021, we completed a follow-on underwritten public offering of 4,600,000 common shares at a price of $6.00 per share, for net proceeds of approximately $25.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Impact of COVID-19

The early 2020 outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally, including in our current principal markets in the United States and Canada. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 significantly reduced global economic activity during 2020 and 2021 and resulted in a decline in demand across many industries.

Many of our VIPs and potential VIPs closed their dental offices for periods of time during 2020 as a result of COVID-19, although some remained open to specifically provide patients with our appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and a resulting reduction in revenue potential, we worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced, and we aggressively expanded our network of healthcare providers familiar with our products by offering online continuing education courses which introduced many in the medical and dental communities to our product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on our business has begun to diminish. As a result, we determined no triggering events had occurred indicating no impairment needed as of June 30, 2021. However, even as COVID-19 vaccinations become more prevalent in the United States during 2021 and government or other restrictions are being modified or lifted in certain areas, since the situation with COVID-19 remains highly uncertain (particularly with the emergence of COVID-19 variants and the rapidly evolving ways in which society is facing these variants), the overall situation remains fluid and we thus cannot predict with certainty the impact of COVID-19 or local outbreaks thereof will have on our near- and longer-term results of operations.

Results of Operations

Three Months and Six Months Ended June 30, 2021 Compared to Three Months and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2021	2020	(Decrease)		2021	2020	(Decrease)

Revenue
Product revenue	$1,736,593	$646,535	$1,090,058		$3,123,696	$2,139,432	$984,264
Service revenue	2,760,163	2,624,653	135,510		4,820,941	4,328,263	492,678
Total revenue	4,496,756	3,271,188	1,225,568		7,944,637	6,467,695	1,476,942
Cost of sales	(872,651)	(544,846)	(327,805)		(1,630,647)	(1,325,302)	(305,345)
Gross profit	3,624,105	2,726,342	897,763		6,313,990	5,142,393	1,171,597
Gross profit %	81%	83%	2	pp	79%	79%	0	pp

Operating expenses
General and administrative	(6,092,529)	(3,460,841)	2,631,688		(11,151,668)	(7,693,812)	3,457,856
Sales and marketing	(1,398,050)	(502,190)	895,860		(2,258,210)	(1,062,026)	1,196,184
Depreciation and amortization	(194,775)	(180,639)	14,136		(372,266)	(361,607)	10,659
Operating loss	(4,061,249)	(1,417,328)	(2,643,921)		(7,648,154)	(3,975,052)	(4,664,699)
Interest expense	(251)	(18,067)	17,816		(333)	(61,790)	61,457
Interest income	18,971	21,723	(2,752)		26,716	42,603	(15,887)
Net loss	$(4,042,529)	$(1,413,672)	$(2,628,857)		$(7,441,771)	$(3,994,239)	$(3,447,533)

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

Revenue increased over $1.2 million, or approximately 37%, to $4.5 million for the three months ended June 30, 2021 compared to approximately $3.3 million for the three months ended June 30, 2020. The increase is attributable to approximately $1.6 million increase in appliance sales due to volume increases, approximately $0.1 million increase in Billing Intelligence Services (“BIS”) revenue, approximately $0.2 million increase in center revenue, initial management service revenue from our new MID program, and from the introduction of our orofacial myofunctional therapy services. Revenue growth in 2021 when compared to 2020 is partially attributable to the negative impact of COVID-19 on our revenue during the second quarter of 2020.

During the three months ended June 30, 2021, we enrolled 73 VIPs and recognized VIP revenue of approximately $2.4 million, compared to the three months ended June 30, 2020, when we enrolled 101 VIPs for a total of approximately $2.5 million. During the three months ended June 30, 2021 we sold 3,082 total oral appliance arches for a total of approximately $1.6 million, an increase from the three months ended June 30, 2020 where we sold 1,266 total oral appliance arches for a total of approximately $0.6 million. Additionally, during the three months ended June 30, 2021 we had approximately a $0.2 million in BIS revenue an increase from the three months ended June 30, 2020 with approximately a $0.1 million in revenue. Lastly, for the three months ended June 30, 2021 we had approximately a $0.2 million in center revenue, initial management service revenue from our new MID program, compared to almost none for the three months ended June 30, 2020, and approximately $0.1 million in our orofacial myofunctional therapy revenue, compared to none for the three months ended June 30, 2020 due to the introduction of these services in 2021.

Cost of Goods Sold and Gross Profit

Cost of goods increased by approximately $0.3 million to approximately $0.9 million for the three months ended June 30, 2021, compared to approximately $0.5 million for the three months ended June 30, 2020. The increase was primarily due to product and services costs associated with higher sales volume of our appliances and VIP enrollments.

Gross profit increased by approximately $0.9 million on higher revenues of approximately $4.5 million for three months ended June 30, 2021 compared to approximately $3.3 million for the three months ended June 30, 2020. Gross margin percentage decreased slightly to 81% for the three months ended June 30, 2021, compared to 83% for the three months ended June 30, 2020 primarily driven by higher costs associated with VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $2.6 million, or approximately 76%, to approximately $6.1 million for the three months ended June 30, 2021 as compared to approximately $3.5 million for the three months ended June 30, 2020. The primary driver of this increase was an increase of approximately $1.4 million in compensation, including salaries, commissions, bonuses, paid time off, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount (from approximately 83 employees at June 30, 2020 to approximately 133 employees at June 30, 2021). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.3 million to general corporate costs such as insurance, specifically directors and officers insurance, and professional fees, an increase of approximately $0.2 million for office rent and utilities, an increase of approximately $0.2 million for information and technology supplies and equipment, approximately $0.2 million increase of bad debt expense driven by the increase in sales, approximately $0.2 million increase in travel expense as COVID-19 restrictions began to lift and approximately $0.2 million in other corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by approximately $0.9 million to approximately $1.4 million for the three months ended June 30, 2021, compared to approximately $0.5 million for the three months ended June 30, 2020. The increase was primarily due to approximately $0.5 million increase in sales commission driven by the increase in sales, approximately $0.3 million increase in new marketing campaigns, updating marketing materials for investors and consumers, and promotion of conferences and events taking place in 2021. Additionally, we had approximately $0.1 million increase in conference expenses as a result of two conferences hosted in Texas and one in Florida.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended June 30, 2021 and 2020, as our fixed assets placed in service did not change significantly for the periods presented. However, our total fixed assets increased by approximately $1.3 million in the year-over-year comparison primarily attributable to the buildout of our Vivos Institute facility in Denver, Colorado.

Interest Expense

Interest expense was reduced from $18 thousand for the three months ended June 30, 2020 to almost none for the three months ended June 30, 2021 as the outstanding notes payable were eliminated via conversion to common stock with our IPO in December 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

Revenue increased over $1.4 million, or approximately 23%, to approximately $7.9 million for the six months ended June 30, 2021, compared to approximately $6.5 million for the six months ended June 30, 2020. The increase is attributable to approximately $1.0 million increase in appliance sales due to volume increases, approximately a $0.2 million increase in BIS revenue, approximately $0.2 million increase in center revenue, initial management service revenue from our new MID program, and from the introduction of our orofacial myofunctional therapy services. Revenue growth in 2021 when compared to 2020 is partially attributable to the negative impact of COVID-19 on our revenue during the second quarter of 2020.

During the six months ended June 30, 2021, we enrolled 126 VIPs and recognized VIP revenue of approximately $4.1 million, compared to the six months ended June 30, 2020, when we enrolled 133 VIPs for a total of approximately $4.0 million. During the six months ended June 30, 2021, we sold 5,652 total oral appliance arches for a total of approximately $2.9 million, an increase from the six months ended June 30, 2020 when we sold 3,365 total oral appliance arches for a total of approximately $1.9 million. Additionally, during the six months ended June 30, 2021 we had approximately $0.4 million in BIS revenue, an increase from the six months ended June 30, 2020 with approximately $0.2 million in revenue. Lastly, for the six months ended June 30, 2021 we had approximately $0.3 million in center revenue, initial management service revenue from our new MID program, compared to approximately $0.2 million for the six months ended June 30, 2020, and approximately $0.1 million in our orofacial myofunctional therapy revenue, compared to none for the six months ended June 30, 2020 due to the introduction of these services in 2021.

Cost of Goods Sold and Gross Profit

Cost of goods increased by approximately $0.3 million to approximately $1.6 million for the six months ended June 30, 2021 compared to approximately $1.3 million for the six months ended June 30, 2020. The increase was primarily due to product and services costs associated with higher sales volume of our appliances and VIP enrollments.

Gross profit increased by approximately $1.2 million on higher revenues of approximately $7.9 million for six months ended June 30, 2021 compared to approximately $6.5 million for the six months ended June 30, 2020. Gross margin percentage remained constant for the six months ended June 30, 2021 compared the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased approximately $3.5 million, or approximately 45%, to approximately $11.2 million for the six months ended June 30, 2021, as compared to approximately $7.7 million for the six months ended June 30, 2020. The primary driver of this increase was an increase of approximately $2.0 million in compensation, including salaries, commissions, bonuses, paid time off, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount (from approximately 83 employees at June 30, 2020 to approximately 133 employees at June 30, 2021). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.6 million to general corporate costs such as insurance, specifically director and officer insurance, and professional fees, an increase of approximately $0.2 million for office rent and utilities, an increase of approximately $0.2 million for information and technology supplies and equipment, approximately $0.2 million increase of bad debt expense driven by the increase in sales, and approximately $0.3 million in other corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by approximately $1.2 million to approximately $2.3 million for the six months ended June 30, 2021, compared to approximately $1.1 million for the six months ended June 30, 2020. The increase was primarily due to an increase of approximately $0.7 million in sales commission driven by the increase in sales, approximately $0.4 million increase in new marketing campaigns, updating marketing materials for investors and consumers, and promotion of conferences and events taking place in 2021. Additionally, we had an increase of approximately $0.1 million in conference expenses as a result of two conferences hosted in Texas and one in Florida.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.4 million for the six months ended June 30, 2021 and 2020, as our fixed assets placed in service did not change significantly for the periods presented. However, our total fixed assets increased by approximately $1.3 million in the year-over-year comparison primarily due to the buildout of our Vivos Institute facility in Denver, Colorado.

Interest Expense

Interest expense was reduced from $62 thousand for the six months ended June 30, 2020 to almost none for the six months ended June 30, 2021 as the outstanding notes payable were eliminated via conversion to common stock with our IPO in December 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of approximately $34.2 million compared to cash and cash equivalents of approximately $0.4 million at June 30, 2020. This increase was primarily driven by the proceeds from our December 2020 initial public offering and the May 2021 underwritten follow-on offering. During the first quarter of 2021, we began the buildout of our Vivos Institute facility in Denver, Colorado, which we lease. The Vivos Institute facility opened in early August 2021 and will provide onsite training courses and post-graduate education to our VIPs and other healthcare professionals. The total cost associated with the Vivos Institute buildout are estimated to be approximately $1.5 million.

On May 11, 2021, we completed an underwritten follow-on underwritten public offering by offering 4,600,000 common shares at a price of $6.00 per share, for net proceeds of approximately $25.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.

While we have incurred losses and negative operating cash flows since inception, we believe that our existing cash resources following our May 2021 follow-on offering will be sufficient to meet our capital requirements and fund our planned operations for at least the next 24 months, although this estimation assumes we do not face unexpected events, costs or contingencies, any of which could affect our liquidity and cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding if we do not generate sufficient cash flows from operations. If and when required, we anticipate funding our liquidity requirements from cash generated from operations and potentially from:

●	proceeds from public and private financings (including equity, debt or equity-linked financings or commercial debt facilities);

●	proceeds from the exercise of outstanding options or warrants; or

●	strategic commercial transactions with third parties.

There is a risk that none of these plans will be implemented if and when necessary or on commercially reasonable terms, if at all, which could leave us without required cash resources and could adversely impact our results of operations.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7,554,602)	$(1,387,507)
Investing activities	(1,793,681)	(13,007)
Financing activities	25,340,934	1,344,781
Increase (decrease) in cash and cash equivalents	$15,992,651	$(55,733)

Net cash used in operations increased by more than $6.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is due primarily to the increase in our net loss of approximately $3.4 million, an increase in cash used to pay down our accounts payable by approximately $1.2 million, an increase of approximately $1.0 million in prepaids and current assets primarily driven by prepaid inventory for our VivoScore sleep apnea test devices, deposits for future events including the Vivos Institute, and our annual conference, and other prepaid services. Additionally, there was approximately a $1.1 million increase in contract liability due to the increase in VIP enrollments during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Net cash used in investing activities consists of capital expenditures for property, plant and equipment and business acquisition which increased by approximately $1.8 million from the six months ended June 30, 2021, compared to cash provided by investing activities for the six months ended June 30, 2020.

Net cash provided in financing activities for the six months ended June 30, 2021 consisted of more than $25.4 million of net proceeds from the issuance of common stock from our follow-on public offering finalized in May 11, 2021. For the six months ended June 30, 2020, approximately $1.3 million was received from the issuance of Series B Preferred Stock (which was subsequently converted to common stock upon the consummation of our IPO), which was offset by approximately $0.2 million in redemptions of our then outstanding Series A Preferred Stock.

Recent Developments

On April 13, 2021, the Washington State Department of Financial Institutions (or WSDFI) sent a letter and subpoena requesting that we produce certain documents and records. WSDFI is investigating certain sales of our common stock by a previous employee and independent contractor in Washington prior to our initial public offering. This subject matter in general (including activities of such previous employee and independent contractor) had been among the issues previously investigated by a joint committee of our Board of Directors and internal and external legal counsel that commenced in February 2020 and, pursuant to the findings and recommendations of the joint committee, led to the company implementing in April 2020 certain enhanced corporate governance policies (in the form of a formal written policy on private stock sales requiring prior approval of our internal or external legal counsel and changes to certain organizational matters, including changing of duties of certain other employees). We are cooperating with the WSDFI investigation, but it has not yet concluded.

On April 14, 2021, we acquired Lyon Management and Consulting, LLC and its affiliates. The business acquisition allows us to expand and enhance its current medical billing practice services which are conducted through our BIS offering. The terms of the purchase include $225,000 of cash and the issuance of a warrant to purchase 25,000 shares of our common stock at a price of $8.90 per share for three years. The vesting of the warrant is as follows: 5,000 shares vested immediately upon issuance of the warrant, 10,000 shares vest and become exercisable on April 14, 2022, and 10,000 shares vest and become exercisable on April 14, 2023.

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

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff (including the hiring of an Assistant Controller in first quarter 2021), adjusting segregation of duties, adding additional levels of review, and adding technical support, although this effort was hampered somewhat in July 2021 when our corporate Controller left the company. As a result of the departure of our corporate Controller, we are presently evaluating and hope to expeditiously implement the best options for filling that position and adding additional support to our accounting and finance department to help remediate our material weakness in our internal control procedures over financial reporting as described above in Remediation of Material Weakness. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2020 Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois naming our company, along with our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addresses the same events as the suit we filed against Ortho-Tain, Inc. in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including our company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. However, Ortho-Tain does not attempt to measure any such damages or clearly articulate its losses, short of the broad allegations contained in its complaint. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe they lack merit and Ortho-Tain will be unable to establish actionable damages. On September 9, 2020, we moved to dismiss the claims against us in the Illinois Ortho-Tain Case. On October 23, 2020, we filed a motion requesting, in the alternative, that if the case is not dismissed, it be transferred to the Colorado action described above or stayed. On May 14, 2021, the Court granted our motion to stay the Illinois Ortho-Tain Case, pending resolution of the Colorado action described above.

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

Vivos Therapeutics, Inc.

Date:	August 12, 2021	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2021	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

