Form 10-Q
period 2021-09-30
Vivos Therapeutics, Inc.
filed 2021-11-15
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, the registrant had 23,012,119 shares of common stock, $0.0001 par value per share, outstanding.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to implement our business plan and scale our business, which includes the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize the Vivos System on patients;

●	the understanding and adoption by dentists and other healthcare professionals of the Vivos System for mild-to-moderate obstructive sleep apnea (OSA);

●	our expectations concerning the effectiveness of OSA treatment using the Vivos System and the potential for patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with the Vivos System and using our practice management tools;

●	our potential profit margin from enrollment of VIPs and sales of the Vivos appliances;

●	our ability to property train VIPs in the use of the Vivos System and other services we offer in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division, VivoScore home sleep apnea test, and MyoCorrect orofacial myofunctional therapy offering and other strategic marketing and cross-selling collaborations with third parties);

●	the viability of our (and our collaborators’) current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we and our collaborators market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations, including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices such as the Vivos System and other products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Regulation,” “Risk Factors” and other sections of the 2020 Form 10-K. You should thoroughly read this Quarterly Report on Form 10-Q and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020 (audited)
ASSETS

Current assets
Cash and cash equivalents	$28,534,535	$18,205,668
Accounts receivable, net	3,833,095	1,430,890
Current portion of note receivable – related party	61,864	84,696
Prepaid expenses and other current assets	1,601,974	673,061
Total current assets	34,031,468	20,394,315

Property and equipment, net	2,601,042	871,597
Intangible assets, net	350,585	270,121
Note receivable, net - related party	842,290	810,635
Goodwill	2,843,123	2,671,434
Deposits	355,698	309,367
Total assets	$41,024,206	$25,327,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$700,197	$781,364
Accounts payable – related party	-	1,500,000
Accrued expenses	2,533,286	1,736,721
Contract liability	3,696,467	2,937,992
Current portion of long-term debt	1,265,067	866,972
Total current liabilities	8,195,017	7,823,049

Long-term debt, net of current portion	-	423,095
Deferred rent	360,000	163,966
Total liabilities	8,555,017	8,410,110

Commitments and contingencies (Note 12)

Convertible Redeemable Series A Preferred Stock - $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-

Stockholders’ equity
Preferred Stock Series B, nonvoting - $0.0001 par value, 1,200,000 authorized, none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common Stock $0.0001 par value, 200,000,000 shares authorized, 23,012,119 and 18,209,452 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,302	1,821
Additional paid-in capital	80,696,658	52,250,266
Accumulated deficit	(48,229,771)	(35,334,728)
Total stockholders’ equity	32,469,189	16,917,359)
Total liabilities and stockholders’ equity	$41,024,206	$25,327,469

See notes to unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue
Product revenue	$1,718,269	$1,373,784	$4,841,966	$3,513,216
Service revenue	2,827,674	1,917,818	7,648,614	6,246,081
Total revenue	4,545,943	3,291,602	12,490,580	9,759,297
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,363,170	709,184	2,993,817	2,034,486

Gross profit	3,182,773	2,582,418	9,496,763	7,724,811

Operating expenses
General and administrative	6,516,631	3,788,996	17,668,299	11,482,808
Sales and marketing	1,976,247	431,704	4,234,457	1,493,730
Depreciation and amortization	192,504	178,933	564,770	540,540
Total operating expenses	8,685,382	4,399,633	22,467,526	13,517,078

Operating loss	(5,502,609)	(1,817,215)	(12,970,763)	(5,792,267)

Interest expense	(9,488)	(16,992)	(9,821)	(78,782)
Interest income	58,824	21,039	85,540	63,642

Net loss	(5,453,273)	(1,813,168)	(12,895,044)	(5,807,407)

Preferred stock accretion	-	(250,000)	-	(750,000)

Net loss attributable to Common Stockholders	$(5,453,273)	$(2,063,168)	$(12,895,044)	$(6,557,407)

Net loss per share attributable to Common Stockholders (basic and diluted)	$(0.26)	$(0.17)	$(0.62)	$(0.52)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	20,826,499	12,488,952	20,634,092	12,557,943

See notes to unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	18,209,452	$1,821	$52,250,266	$(35,334,728)	$16,917,359
Stock based compensation	-	-	434,291	-	434,291
Common Stock issued to consultants for services	2,667	1	19,999	-	20,000
Warrants issued to consultants for services	-	-	231,715	-	231,715
Warrants issued in asset purchase	-	-	136,326	-	136,326
Net loss	-	-	-	(3,399,242)	(3,399,242)
Balance March 31, 2021	18,212,119	$1,822	$53,072,597	$(38,733,970)	$14,340,449
Stock based compensation	-	-	648,053	-	648,053
Issuance of Common Stock in follow-on public offering, net of issuance costs	4,600,000	460	25,361,974	-	25,362,434
Warrants issued in business combination	-	-	171,689	-	171,689
Net loss	-	-	-	(4,042,529)	(4,042,529)
Balance June 30, 2021	22,812,119	$2,282	$79,254,313	$(42,776,499)	$36,480,096
Stock based compensation	-	-	1,112,365	-	1,112,365
Exercise of stock options	200,000	20	329,980	-	330,000
Net loss	-	-	-	(5,453,272)	(5,453,272)
Balance September 30, 2021	23,012,119	$2,302	$80,696,658	$(48,229,771)	$32,469,189

	Nine Months Ended September 30, 2020
			Series B		Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	12,444,165	$1,244	-	$-	$20,333,548	$(23,277,851)	$(2,943,059)
Stock based compensation	-	-	-	-	351,895	-	351,895
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	15,299	189,515	-	-	189,515
Series B preferred stock issued in exchange for convertible debt	-	-	182,449	2,737,061	-	-	2,737,061
Common Stock issued for to consultants for services	25,000	3	-	-	187,497	-	187,500
Conversion of convertible debt to Common Stock	106,142	11	-	-	796,058	-	796,069
Net loss	-	-	-	-	-	(2,580,567)	(2,580,567)
Balance March 31, 2020	12,575,307	$1,258	197,748	$2,926,576	$21,418,998	$(25,858,418)	$(1,511,586)
Stock based compensation	-	-	-	-	565,372	-	565,372
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	3,333	40,168	-	-	40,168
Series B preferred stock issued in exchange for convertible debt	-	-	7,674	115,140	-	-	115,140
Common Stock issued for to consultants for services	33,334	3	-	-	249,998	-	250,001
Conversion of convertible debt to Common Stock	172	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,413,672)	(1,413,672)
Balance June 30, 2020	12,608,813	$1,261	208,755	$3,081,884	$21,984,368	$(27,272,090)	$(2,204,577)
Stock based compensation	-	-	-	-	428,662	-	428,662
Series A preferred stock accretion	-	-	-	-	(250,000)	-	(250,000)
Series B preferred stock issued for cash, net of issuance costs	-	-	121,535	1,822,985	-	-	1,822,985
Series B preferred stock issued in exchange for convertible debt	-	-	5,007	74,756	-	-	74,756
Common Stock issued for to consultants for services	2,000	-	-	-	15,000	-	15,000
Conversion of convertible debt to Common Stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,813,168)	(1,813,168)
Balance September 30, 2020	12,610,813	$1,261	335,297	$4,979,625	$22,178,030	$(29,085,258)	$(1,926,342)

See notes to unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,895,044)	$(5,807,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	564,770	540,540
Stock-based compensation expense	2,194,709	1,345,931
Issuance of Common Stock for services	20,000	452,500
Issuance of warrants for services	231,715	-
Accretion of discount on note receivable	(21,521)	(27,355)
Change in operating assets and liabilities:
Accounts receivable	(2,402,205)	(65,370)
Prepaid expenses and other current assets	(928,914)	(254,736)
Deposits	(46,331)	(19,876)
Accounts payable	(81,168)	446,787
Accrued expenses	796,565	982,506
Contract liability	758,475	196,145
Deferred rent	196,035	148,387
Net Cash Used in Operating Activities	(11,612,914)	(2,061,948)

Cash flows from investing activities:
Acquisition of property and equipment	(2,013,352)	(25,011)
Payment for business acquisition	(225,000)	-
Principal collections under note receivable	12,699	-
Net Cash Used in Investing Activities	(2,225,653)	(25,011)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	27,930,000	-
Principal payments on debt	(25,000)	-
Payment for issuance costs	(2,237,566)	-
Proceeds from issuance of debt	-	1,265,067
Redemption of preferred stock	(1,500,000)	(150,000)
Proceeds from issuance of preferred stock	-	2,102,499
Payments for deferred offering costs	-	(49,831)
Net Cash Provided by Financing Activities	24,167,434	3,167,735

Net increase in cash and cash equivalents	10,328,867	1,080,776
Cash and cash equivalents, beginning of period	18,205,668	469,353
Cash and cash equivalents, end of period	$28,534,535	$1,550,129

Supplemental disclosure of cash flow information
Cash paid for interest	$9,821	$21,530
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash
investing and financing activities
Fair value of warrants issued in asset purchase	136,326	-
Fair value of warrants issued in business acquisition	171,689	-
Fair value of warrants issued to underwriters in connection with follow-on offering	1,486,451	-
Exchange of debt to preferred stock	-	2,824,535
Accretion of redeemable preferred stock	-	750,000
Conversion of debt to Common Stock	-	770,000
Common Stock issued for payment of interest	-	26,068
Preferred stock issued for payment of interest	-	102,422

See notes to unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organizational Transactions

BioModeling Solutions, Inc. (“BioModeling” or “BMS”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a then Wyoming corporation established on July 7, 2016 to facilitate this merger. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase Common Stock of Vivos, the legal acquirer, which is collectively referred to herein as the “Company”. On August 12, 2020, the Company reincorporated as a domestic Delaware corporation under Delaware General Corporate Law from Wyoming.

The merger transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. Upon the consummation of the merger, the historical financial statements of BioModeling became the Company’s historical financial statements and continued to be recorded at their historical carrying amounts.

Description of Business

The Company is a medical technology company focused on the development and commercialization to dental practices of a patented oral appliance technology and related protocols called the Vivos System. The Company believes the Vivos System represents the first non-surgical, non-invasive and cost-effective treatment for people with sleep disordered breathing, including mild-to-moderate obstructive sleep apnea. The Company’s business model is focused around dentists, and the Company’s program to train dentists and offer them other value-added services in connection with their ordering and use of the Vivos System for patients is called the Vivos Integrated Practice (“VIP”) program.

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

Many of the Company’s VIPs and potential VIPs closed their offices during periods of 2020 as a result of COVID-19, although some remained open to specifically provide patients with Company products as Company appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and the results potential for revenue reduction, Company management worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced and the Company aggressively expanded its network of healthcare providers familiar with its products by offering online continuing education courses which introduced many in the medical and dental communities to the Company’s product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on the Company has begun to diminish, although the Company is closely monitoring the potential impact of COVID-19 variants on its business. Of note, during the three months ended September 30, 2021, many of the Company’s Canadian VIPs have not traveled to the US for training in light of travel restrictions. As of August 9, 2021, the Government of Canada imposed further restrictions on unvaccinated travelers, which has caused delays with some of the Company’s Canadian VIPs receiving required training and commencing Vivos System cases. However, overall, for the quarter ended September 30, 2021, the Company does not believe that COVID-19 as had a material impact on its results of operations.

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements, which include the accounts of the Company and its consolidated subsidiaries (which, consist, as of the date of this report, of BMS, First Vivos, Vivos Therapeutics (Canada) Inc., and Vivos Management and Development, LLC (“VMD”) (all of which are wholly-owned subsidiaries of the Company) and Vivos Del Mar Management, LLC, which is wholly owned by VMD), have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC related to a quarterly report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 included in this report has been derived from the Company’s audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited interim condensed consolidated financial statements. The information presented throughout this report, as of and for the periods ended September 30, 2021 and 2020, is unaudited.

These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year.

On July 30, 2020, the Company effected a reverse stock split in which each common shareholder received one share of Common Stock for every three shares outstanding. All share and per share amounts in this report have been adjusted to reflect the effect of such reverse stock split.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company currently expects to retain its status as an emerging growth company until the year ending December 31, 2026, but this status could end sooner under certain circumstances.

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

May 2021 Follow-On Offering

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

Payroll Protection Program Loan

On May 8, 2020, the Company received approximately $1,265,000 in funding through the U.S. Small Business Administration’s Payroll Protection Program (“PPP”) that was part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law in March 2020. The interest rate on the loan is 1.00% per year and matures on May 5, 2022 and may be forgiven to the extent proceeds of the loan are used for eligible expenditures such as payroll and other expenses described in the CARES Act. The note is payable in monthly installments of principal and interest over 12 months, beginning 12 months from the date of the note (deferral period). The note can be repaid at any time with no payment penalty.

The Company used these funds to assist with payroll, rent and utilities. The Company has spent the funding in a manner in which it believes the entire balance of the outstanding promissory note will be eligible for forgiveness through the terms of the PPP. An application to forgive the entire amount was submitted with the lender in January 2021; however, there can be no assurance given that all or any portion of the PPP loan will be forgiven. Any request for forgiveness is subject to review and approval by the lender and the SBA, including review of qualifying expenditures, staffing and salary levels.

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

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits and all highly liquid investments with an original or remaining maturity of three months or less to be cash and cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents and all cash amounts consisted of cash on deposit. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company, at times, maintained balances in excess of federally insured limits.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. Additionally, the Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable for the three months and nine months ended September 30, 2021 and the year ended December 31, 2020.

Accounts Receivable, Net

The accounts receivable in the accompanying financial statements are stated at the amounts management expects to collect. The Company performs credit evaluations of its customers’ financial condition and may require a prepayment for a portion of the services to be performed. The Company reduces accounts receivable by estimating an allowance that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on its judgements in evaluating the aging of the receivables and the financial condition of the Company’s customers (namely, the Company’s VIP dentists). Allowance for uncollectible receivables was $592,747 and $507,347 as of September 30, 2021 and December 31, 2020, respectively.

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

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos, BMS and Dr. G. Dave Singh (the Company’s founder, Chief Medical Officer and former director), and costs paid to third parties for work related to the Company’s patents. The identified intangible assets that were acquired are amortized using the straight-line method over the estimated life of the assets, which ranges from 5-15 years (See Note 5). The costs paid to third parties for the Company’s assets are amortized using the straight-line method over the life of the underlying patents, which approximates 15 years. The Company initially determined the fair value of the intangible assets using a discounted cash flow approach.

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

Goodwill

Goodwill is the excess of acquisition costs of an acquired entity over the fair value of the identifiable net assets acquired (See Note 5). Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company tests for impairment annually at year end. There was no impairment of goodwill recognized at December 31, 2020. There were no indicators of impairment that occurred for the three months and nine months ended September 30, 2021 and accordingly, no impairment was required.

Long-lived Assets

The Company reviews and evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There was no impairment of long-lived assets as of December 31, 2020. No triggering events indicating potential impairment were identified for the three months and nine months ended September 30, 2021.

Notes Receivable, net

The notes receivable in the accompanying financial statements are stated at the amount management expects to collect. The current portion is what the Company expects to collect in the next twelve months and the long-term portion consists of the portion the Company expects to collect beyond twelve months. The Company reduced notes receivable by estimating a discount based on market rates. The discount on notes receivable was $46,580 and $68,101 as of September 30, 2021 and December 31, 2020, respectively. Accretion on the discount and interest on the note is recorded in interest income.

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

The Company believes that the fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates their carrying values at September 30, 2021, and December 31, 2020, due to their short maturities. The Company also believes that the current and long-term portion of notes receivable and debt approximates their carrying value at September 30, 2021, and December 31, 2020, as its terms are commensurate with terms the Company can obtain from third parties.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were immaterial for the three months and nine months ended September 30, 2021 and 2020, respectively.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of Common Stock outstanding and the weighted average dilutive potential shares of Common Stock outstanding using the treasury stock method. However, for the nine months ended September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of Common Stock issuable upon the exercise of outstanding warrants and stock options would be anti-dilutive. The numerator in the basic and diluted net loss per share calculation is the net loss attributable to the holders of Common Stock, which is the net loss for the year increased by the current year preferred stock dividends accrued (at September 30, 2021, the Company had no shares of preferred stock outstanding; see Notes 8 and 9).

For both the three months and nine months ended September 30, 2021 and 2020, the Company incurred a net loss and, accordingly, there were no undistributed earnings to allocate.

The following table summarizes outstanding Common Stock securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,	December 31,
	2021	2020
Common Stock Warrants	2,556,029	1,960,029
Common Stock Options	2,871,344	2,302,345

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02. ASU 2016-02 is effective for the Company beginning in the first quarter of 2022 and early adoption is permitted.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Effective January 1, 2021, the Company elected to adopt ASU 2020-06 using the modified retrospective transition method which did not result in any changes to the Company’s financial statements upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

2 – REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) titled, “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company’s customers currently consist primarily of its VIPs.

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

The Company enters into programs that may provide for multiple element deliverables. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (which has evolved into the VIP program) which includes training in a highly personalized, deep immersion workshop format which provides the dentist access to a global team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering Company products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with its proprietary software system and the many features on the Company’s website. The initial training and educational workshop is typically provided in the first month that a dental practice enrolls in the VIP program. Since VIPs are able to begin generating revenue after the first training workshop, the Company recognizes 50% of the service revenue in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the service contract. Ongoing support and additional training is provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each Vivos System appliance and is not a separate revenue stream. Following the year of training and support, the VIP may pay for seminars and training courses that meet the VIP’s needs on a subscription or a course-by-course basis. In addition to enrollment service revenue, the Company offers and expects to offer additional services, such as its Billing Intelligence Services offering, and orofacial myofunctional therapy services, which was introduced in April 2021. Revenue for these services is recognized monthly during the month the services are rendered.

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

In early 2021, the Company entered into its first agreement through its Medical Integration Division (“MID”). The purpose of the MID is to assist VIP practices in establishing clinical collaboration ties (called Pneusomnia Centers) with local healthcare professionals who routinely see or treat patients with sleep and breathing disorders. MID generates revenue through a one-time development fee and recurring management fees. The development service fee is for the sum of $60,000. Fifty percent (50%) or $30,000 of the development fee is paid upon the funding of the clinic and is deemed earned at the time the clinic opens. The remaining balance of $30,000 is payable in six (6) equal monthly installments of $5,000 commencing the month following the opening of the clinic and is recognized monthly during the month the service is rendered. The management service fee is equal to six percent (6%) of the clinic’s “monthly net revenues” with a monthly minimum of $5,000 and is recognized monthly during the month the service is rendered. During the nine months ended September 30, 2021, MID generated approximately $0.1 million of revenue.

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

The Company’s revenue from contracts with customers is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue:
Appliance sales to VIPs	$1,583,782	$1,281,428	$4,497,618	$3,218,153
Center revenue	134,487	92,356	344,348	295,063
Total product revenue	1,718,269	1,373,784	4,841,966	3,513,216

Service revenue
VIP	2,327,052	1,735,699	6,430,951	5,787,245
Billing intelligence services	247,500	172,992	668,332	427,557
Management service revenue (includes MID)	90,000	-	223,000	-
Sponsorship/seminar/other	163,122	9,127	326,331	31,279
Total service revenue	2,827,674	1,917,818	7,648,614	6,246,081

Total revenue	$4,545,943	$3,291,602	$12,490,580	$9,759,297

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

The opening and closing balances of the Company’s contract liability for the three months and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	2021	2020
Beginning balance, January 1	$2,937,992	$2,947,565
New contracts	1,617,392	1,217,106
Revenue recognized	(1,753,031)	(1,540,145)
Ending balance, March 31	$2,802,353	$2,624,526
New contracts	$3,663,089	$2,931,795
Revenue recognized	(2,350,868)	(2,511,401)
Ending balance, June 30	$4,114,574	$3,044,920
New contracts	$1,908,945	$1,834,489
Revenue recognized	(2,327,052)	(1,735,699)
Ending balance, September 30	$3,696,467	$3,143,710

3 - NOTES RECEIVABLE

Effective October 1, 2019, the Company sold its dental center in Utah to an entity controlled by the spouse of an employee for total consideration of $1,225,000. Consideration included cash of $250,000 and a promissory note of $975,000. The note has a stated interest rate of 6%, based on market rates. Payments to the Company under the promissory note commenced November 1, 2019 and continue on the first day of each month thereafter for sixty months. On October 1, 2024 the entire amount of the remaining principal and interest on the note shall be payable by the purchaser to the Company. Company recorded a discount on the note receivable of approximately $100,000 that is being amortized monthly over a five-year period.

4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Furniture and equipment	$1,387,144	$935,697
Leasehold improvements	2,221,820	519,378
Construction in progress	2,500	143,037
Molds	74,822	74,822
Gross property and equipment	3,686,286	1,672,934
Less - Accumulated depreciation and amortization	(1,085,244)	(801,337)
Net property and equipment	$2,601,042	$871,597

Leasehold improvements relate to the Company’s two dental centers and the Vivos Institute in Colorado. Total depreciation and amortization expense was $130,576 and $162,180 for the three months ended September 30, 2021 and 2020, respectively, and $283,907 and $314,272 for the nine months ended September 30, 2021 and 2020, respectively.

5 – IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

The Company amortizes identifiable intangible assets on a straight-line basis over their estimated lives, which range from 5-15 years. As of September 30, 2021 and December 31, 2020, identifiable intangibles were as follows:

	September 30, 2021	December 31, 2020
Patents and developed technology	$2,136,764	$1,775,438
Trade name	330,000	330,000
Other	26,500	26,500
Total	2,493,264	2,131,938
Less accumulated amortization	(2,142,679)	(1,861,817)
Net identifiable intangible assets	$350,585	$270,121

Amortization expense of identifiable intangible assets was $61,928 and $104,758 for the three months ended September 30, 2021 and 2020, respectively, and $280,863 and $314,272 for the nine months ended September 30, 2021 and 2020, respectively. The estimated future amortization of identifiable intangible assets is as follows:

12-Months Ending September 30,
2022	$48,386
2023	38,709
2024	38,709
2025	38,709
2026	23,419
Thereafter	162,653
Total	$350,585

Goodwill of $2,671,434 at December 31, 2020 was tested for impairment on December 31, 2020 and impairment was not required. There were no triggering events that occurred for the three months and nine months ended September 30, 2021 and accordingly, no impairment was required.

6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accrued payroll	$1,631,557	$1,024,931
Accrued legal and other	440,885	411,723
Lab rebate liabilities	460,844	300,067
Total accrued expenses	$2,533,286	$1,736,721

7 - DEBT

On May 8, 2020, the Company received approximately $1,265,000 in funding through the PPP that was part of the CARES Act signed into law in March 2020. The interest rate on the loan is 1.00% per year and matures on May 5, 2022. The Company used these funds to assist with payroll, rent and utilities. The Company has spent the funding in a manner in which it believes the entire balance of the outstanding promissory note will be eligible for forgiveness through the terms of the PPP. An application to forgive the entire amount was submitted with the lender in January 2021, however, there can be no assurance given that all or any portion of the PPP loan will be forgiven. Any request for forgiveness is subject to review and approval by the lender and the SBA, including review of qualifying expenditures, staffing and salary levels.

Outstanding debt was as follows:

	September 30, 2021	December 31, 2020

Principal balance of debt due December 31, 2020	$-	$25,000
PPP loan maturing May 5, 2022	1,265,067	1,265,067
Total debt	1,265,067	1,290,067
Less - Current portion of debt	(1,265,067)	(866,972)
Long-term portion of debt	$-	$423,095

Expected future principal payments for outstanding debt are as follows:

September 30, 2021:
2022	$1,265,067
Total expected future principal payments	$1,265,067

8 –CONVERTIBLE REDEEMABLE PREFERRED STOCK

In May 2017, the Company entered into a Definitive Purchase Agreement (the “DPA”) to acquire all of the licensed intellectual property, consisting primarily of patents, from Dr. G. Dave Singh, the Company’s largest and former majority stockholder of BioModeling. Dr. Singh is a past director and is currently the Company’s Chief Medical Officer (refer to Note 12 for discussion of Dr. Singh’s current sabbatical from the Company). The Company’s Board of Directors previously authorized the issuance of 1 million shares of Series A convertible preferred stock (“Series A Preferred Stock”) with a stated value of $5 per share. Each share was convertible at any time into one share of Common Stock and each share of Series A Preferred Stock was also entitled to one vote. The Series A Preferred Stock was redeemable at the Company’s option at any time for the stated value and at the option of the holder at 20% each year, commencing twelve months from the closing date with a limitation of $1 million in any twelve-month period unless authorized by the Board of Directors to be more in any twelve-month period.

In accordance with ASC 480, the Company accounted for the Series A Preferred Stock as temporary equity. As such, the carrying value of the shares was accreted over time such that the carrying value of the shares was at least equal to the redemption value of the shares. The accretion was recorded as a debit to Additional Paid-In Capital and a credit to preferred stock. With proceeds from the IPO, the Company redeemed all remaining Series A Preferred Stock in December 2020 representing 700,000 shares and $3,500,000. During the three months ended September 30, 2020, the Company recognized $250,000 of accretion, and for the nine months ended September 30, 2020, the Company recognized $750,000 of accretion. During the three months ended September 30, 2020, the Company redeemed zero shares of the Series A Preferred Stock, and for the nine months ended September 30, 2020, the Company redeemed 30,000 shares of the Series A Preferred Stock for $150,000.

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

For the three months ended September 30, 2021, no shares of Common Stock were issued to consultants for services. For the nine months ended September 30, 2021, the Company issued 2,667 shares of Common Stock to consultants for services for net proceeds of $20,000.

For the three months ended September 30, 2021, the Company issued 200,000 shares of Common Stock related to stock issuances from exercise of options for net proceeds of $330,000. For the nine months ended September 30, 2021, the Company issued 4,800,000 shares of Common Stock, out of which 4,600,000 shares of Common Stock are associated with the follow-on offering. There were approximately $2.2 million of offering costs associated with this stock issuance as part of the follow-on offering completed on May 11, 2021, for net proceeds of approximately $25.4 million.

For the three months ended September 30, 2020, the Company issued 2,000 shares of Common Stock related to stock issuances for consulting services and conversion of convertible debt for net proceeds of $15,000, and for the nine months ended September 30, 2020, the Company issued 166,648 shares of Common Stock related to stock issuances for consulting services and conversion of convertible debt for net proceeds of $1,248,569. Included in these amounts were 25,000 shares of Common Stock issued through the termination of an agreement with Maxim Group LLC, a FINRA member broker dealer, for no net proceeds. Of those shares issued, no shares of Common Stock were issued for the three months ended September 30, 2020 and 106,314 shares of Common Stock were issued for the nine months ended September 30, 2020 through the conversion of convertible debt and interest totaling $796,069 with a conversion price of $7.50. Offering costs associated with these stock issuances were immaterial.

Preferred Stock – Generally

As of September 30, 2021, no shares of preferred stock were issued or outstanding.

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

Stock Options

In 2017, the Company’s stockholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s stockholders have approved a total reserve of 1,333,333 shares for issuance under the 2017 Plan. In April 2019, the Company’s stockholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which shares were reserved for future issuance for options, restricted stock awards and other equity awards. The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s stockholders approved a total reserve of 333,334 shares for issuance under the 2019 Plan. On June 18, 2020, the Company’s stockholders approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock available for issuance thereunder by 833,333 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, and prior to any grants, 1,166,667 shares of Common Stock were available under the 2019 Plan. On July 28, 2021, the Company’s stockholders approved an amendment and restatement of the 2019 Plan to increase the number of shares of Common Stock available for issuance thereunder by 1,200,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, and prior to any grants, 2,366,667 shares of Common Stock were available under the 2019 Plan.

During the nine months ended September 30, 2021 and 2020, the Company issued stock options to purchase 969,000 and 332,333 shares at a weighted average exercise price of $5.23 and $7.50, respectively per share of the Company’s Common Stock to certain members of the Board of Directors and certain employees. The stock options allow the holders to purchase shares of the Company’s Common Stock at prices between $2.72 and $7.50 per share. The following table summarizes all stock options as of September 30, 2021 and 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2020	2,302,345	$4.84	1.33	$2,463,498
Granted	969,000	$5.23	4.72	-
Exercised	(200,000)	$1.65
Expired/terminated	(200,001)	$6.25
Options outstanding at September 30, 2021	2,871,344	$4.96	3.26	$1,953,433

Options exercisable at December 31, 2020	1,672,991	$4.10	2.46
Options exercisable at September 30, 2021	1,712,267	$4.53	2.65

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2019	1,900,000	$4.29	3.08	$6,695,876
Granted	332,333	$7.50		-
Exercised	-	$-
Expired/terminated	(10,000)	$7.50
Options outstanding at September 30, 2020	2,222,333	$4.74	2.84	$5,295,000

Options exercisable at December 31, 2019	1,228,176	$3.99	1.65
Options exercisable at September 30, 2020	1,324,917	$4.41	2.89

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

The weighted average assumptions used in the fair value calculations are as follows:

	September 30,	December 31,
	2021	2020
Expected term (years)	3.47	3.15
Risk-free interest rate	0.80%	0.38%
Expected volatility	141%	134%
Expected dividend yield	0%	0%

During the three months ended September 30, 2021 and 2020, the Company recognized $1,112,365 and $428,663, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized $2,194,709 and $1,345,931, respectively, of share-based compensation expense relating to the vesting of stock options. The options were valued using the Black-Scholes valuation method at the date of the grant and compensation expense is recognized over the requisite service period. Unrecognized expense relating to these awards as of September 30, 2021 was approximately $5,623,852, which will be recognized over the weighted average remaining term of 3.26 years at September 30, 2021.

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

On April 14, 2021, the Company issued a warrant to purchase 25,000 shares of our Common Stock at a price of $8.90 per share for three years in connection with Lyon Management and Consulting, LLC. The vesting of the warrant is as follows: 5,000 shares vested immediately upon issuance of the warrant, 10,000 shares vest and become exercisable on April 14, 2022 and 10,000 shares vest and become exercisable on April 14, 2023.

On May 11, 2021 and in connection with its registered underwritten follow-on offering, the Company issued warrants to the underwriter that provide for the purchase of 276,000 shares of Common Stock at an exercise price of $7.50 per share with a fair value of $1,486,451. These warrants are exercisable beginning on November 7, 2021, and expire on May 11, 2026.

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

The following table summarizes all warrants as of September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Warrants outstanding at December 31, 2020	1,960,029	$7.40	3.38
Granted	596,000	$7.56	3.71
Exercised	-	$-	-
Expired/terminated	-	$-	-
Warrants outstanding at September 30, 2021	2,556,029	$7.44	3.10

Warrants exercisable at December 31, 2020	1,960,029	$7.40	3.38
Warrants exercisable at September 30, 2021	2,311,029	$7.42	3.13

The weighted average assumptions used in the fair value calculations are as follows:

	September 30,	December 31,
	2021	2020
Expected term (years)	2.97	2.91
Risk-free interest rate	0.54%	0.32%
Expected volatility	138.6%	139%
Expected dividend yield	0%	0%

10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, one of the Company’s former directors who held $200,000 in 2019 convertible notes issued by the Company in 2019 exchanged her outstanding notes for Series B Units, which converted at the time of the IPO into 45,252 shares of Common Stock and Contingent Warrants to purchase 45,252 shares of Common Stock.

During the three months ended March 31, 2020, Dr. G. Dave Singh, the Company’s founder, Chief Medical Officer, and a former director of the Company as well as the former holder of the Company’s Series A Preferred Stock, exercised his right to redeem 10,000 shares of the Series A preferred stock for $15.00 per share for a total of $150,000. In January 2021, $1,500,000 in cash was paid to Dr. Singh to fully redeem the remaining Series A Preferred Stock he held and had redeemed in December 2020. Such $1,500,000 was recorded in accounts payable at December 31, 2020.

For the three months ended September 30, 2021 and 2020, options for the purchase of 539,000 and 309,000 shares, respectively, of Common Stock were granted to the Company’s directors, officers, employees and consultants. For the nine months ended September 30, 2021 and 2020, options for the purchase of 969,000 and 332,333 shares, respectively, of Common Stock were granted to the Company’s directors, officers, employees and consultants.

11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and nine months ended September 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at September 30, 2021 and December 31, 2020 to record the deferred tax asset that is not likely to be realized.

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

12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office properties under various lease terms. Rent expense, including real estate taxes and related costs, for the three months ended September 30, 2021 and 2020 aggregated approximately $69,377 and $124,599, respectively, and nine months ended September 30, 2021 and 2020 aggregated approximately $521,788 and $349,584, respectively. In connection with some of the Company’s leases, lease incentives were granted. Deferred lease incentives are being amortized on a straight-line basis over the term of the lease.

Future rental payments over the term of the Company’s leases are as follows:

Twelve Months Ending September 30,

2022	$500,699
2023	474,444
2024	489,433
2025	456,013
2026	364,151
Thereafter	666,501
Total	$2,951,241

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

On September 22, 2021, the Company entered into a Sabbatical Agreement (the “Sabbatical Agreement”) with Dr. G. Dave Singh, the Company’s founder, Chief Medical Officer and former director. The Sabbatical Agreement serves as an amendment to that certain Amended and Restated Employment Agreement, dated October 9, 2020, between the Company and Dr. Singh. Effective September 1, 2021, Dr. Singh accepted a role as an Adjunct Professor at Stanford University, where he will be teaching and conducting research into various aspects of craniofacial sleep medicine.

Pursuant to the Sabbatical Agreement, Dr. Singh’s sabbatical will be for a period of twelve (12) months from September 1, 2021, during which time Dr. Singh’s benefits and compensation shall remain the same. Dr. Singh will retain his title as Chief Medical Officer during his sabbatical. Pursuant to the Sabbatical Agreement, he has Dr, Singh resigned as a member of the Company’s Board of Directors, effective September 22, 2021.

Dr. Singh’s duties and responsibilities while on sabbatical, which are reduced from Dr. Singh’s duties and responsibilities as set forth in his Amended and Restated Employment Agreement, include: (i) advising Company regulatory personnel and consultants concerning clinical studies, on an as-needed basis (ii) collaborating with Company personnel on new device development, and (iii) attending and/or making presentations at national, regional, local, and international assemblies and conferences as a Company representative. Dr. Singh shall be eligible for earning incentive compensation on achievement of certain milestone and performance objectives pursuant to his Amended and Restated Employment Agreement.

The Sabbatical Agreement provides that thirty (30) days prior to the expiration of the Sabbatical Agreement, the Company’s Board of Directors will, following a request from Dr. Singh, determine whether to fully reinstate, or modify, Dr. Singh’s regularly assigned job duties and responsibilities as provided for under his Amended and Restated Employment Agreement. A determination not to reinstate such regularly assigned job duties shall constitute an event of “Good Reason” under Section 4(d)(i) of the Amended and Restated Employment Agreement. The Sabbatical Agreement also provides for an option to extend the sabbatical, at the Company’s discretion, upon a request from Dr. Singh.

The nominating and governance committee of the Company’s Board of Directors will, at their discretion, consider a subsequent appointment to fill Dr. Singh’s position on the Board of Directors at a future date; provided that, in the event of the reinstatement of Dr. Singh’s regularly assigned job duties and responsibilities, he will become eligible for nomination to the Company’s Board of Directors, such nomination not to be unreasonably withheld.

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

Our treatment for mild-to-moderate OSA involves specially designed and customized oral appliances and treatment protocols that we refer to as the Vivos System. We believe the Vivos System technology represents the first non-surgical, non-invasive and cost-effective solution that normally does not require lifetime use of intervention for the hundreds of millions of people globally who suffer from mild-to-moderate OSA. We intend to more rapidly expand the use of the Vivos System by actively recruiting dentists and training them about OSA and the use and application of our products and technology to treat mild-to-moderate OSA. Our oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (“FDA”) cleared uses as described below) in over 22,000 patients treated worldwide by more than 1,350 trained dentists.

Our business model is focused around dentists, and our program to train dentists and offer them other value-added services in connection with their ordering and use of the Vivos System for patients is called the Vivos Integrated Practice (“VIP”) program.

On December 11, 2020, we completed our initial public offering by issuing 4,025,000 shares of our common stock, at a public offering price of $6.00 per share, for net proceeds of approximately $21.6 million after deducting underwriting discounts and commissions and offering expenses payable by us.

On May 11, 2021, we completed a follow-on underwritten public offering of 4,600,000 shares of our common stock at a price of $6.00 per share, for net proceeds of approximately $25.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Many of our VIPs and potential VIPs closed their dental offices for periods of time during 2020 as a result of COVID-19, although some remained open to specifically provide patients with our appliances and VIPs were deemed an essential business for health considerations in many jurisdictions. In the face of the pandemic and a resulting reduction in revenue potential, we worked diligently to reduce expenses and maintain revenues during 2020. While revenue growth flattened in March and April 2020, expenses were reduced, and we aggressively expanded our network of healthcare providers familiar with our products by offering online continuing education courses which introduced many in the medical and dental communities to our product line. As businesses have continued to reopen into 2021, the impact of COVID-19 on our business has begun to diminish. As a result, we determined no triggering events indicating potential impairment were identified as of September 30, 2021. However, we still continued to see some impact of the Delta variant of COVID-19 as of September 30, 2021. During the three months ended September 30, 2021, many of our Canadian VIPs have not traveled to the US for training in light of travel restrictions. As of August 9, 2021, the Government of Canada imposed further restrictions on unvaccinated travelers, which caused delays with some of our Canadian VIPs receiving required training and commencing Vivos System cases and potential VIP prospects. In addition, even as COVID-19 vaccinations become more prevalent in the United States during 2021 and government or other restrictions are being modified or lifted in certain areas, since the situation with COVID-19 remains highly uncertain (particularly with the emergence of COVID-19 variants and the rapidly evolving ways in which society is facing these variants), the overall situation remains fluid and we thus cannot predict with certainty the impact of COVID-19 or local outbreaks thereof will have on our near- and longer-term results of operations.

Other Items and Trends Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

New VIP Enrollments (Service Revenue). Enrolling denta1 practices as VIPs is the first step in our ability to generate new revenue. As part of the VIP enrollment fee, we enter into a service contract with VIPs under which they receive training on the use of the Vivos treatment protocol and are able to begin generating revenue for us and themselves after this training. To entice dentists to enroll as VIPs, we have worked with different marketing programs (which we generally call a “discovery track”) with respect to the payment of VIPs enrollment fee, including discounts and payment plans. In general, however, we recognize 50% of the service revenue associated with enrollment fees in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the enrollment service contract. Ongoing support and additional training is provided throughout the year under the services contract, which includes access to our proprietary Airway Intelligence Services, which provides the VIP with resources to help simplify the sleep apnea diagnostic and Vivos treatment planning process.

In addition to enrollment service revenue, we offer and expect to offer additional services, such as our Billing Intelligence Services offering, and MyoCorrect orofacial myofunctional therapy services, which was introduced in April 2021. Revenue for these services is recognized monthly during the month the services are rendered.

We are also engaging in strategic collaborations to market the benefits of the Vivos treatment protocol and VIP enrollment to dentists, including our August 2021 cooperative relationship with Empower Sleep to provide critical diagnostic and medical consultation services to people across North America who suffer from OSA and our recently announced cross marketing collaboration with Candid Care, the maker of the CandidPro clear aligner for straightening teeth.

As the VIP program has matured, we have noted that approximately four percent (4%) of dentists per quarter on average during 2021 (almost exclusively on a VIP discovery track) who enroll as VIPs later decide to cancel participation in the VIP program (although the percentage has varied from quarter to quarter). In order to properly reflect this occurrence in the discussion of our results of operations below, for the period ended September 30, 2021 we have shown new VIP enrollments for the period on a “net of cancellations” basis. Readers should note that VIP enrollment numbers shown in the year-over-year comparative periods below are not shown “net of cancellation”, so any shown decrease in year-over-year VIP enrollments should take this into consideration. Readers should also note that cancellations may not occur in material amounts in future periods as we refine our marketing and promotional programs.

New VIP Case Starts (Product Revenue). Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce sleep apnea treatment into their practices. While we work with VIPs to screen their patients for OSA with our VivoScore home sleep apnea ring test (which we hope will encourage Vivos treatment case starts), not all VIPs incorporate our Vivos treatment protocol into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos System case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos treatment cases, with approximately thirty percent (30%) of VIPs accounting for all new case starts during the quarter ended September 30, 2021. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

Marketing to DSOs. During the three months ended September 30, 2021, we increased our efforts to market our Vivos System and related products and services to larger dental service organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos System case starts.

Inflation.  We believe the U.S. has entered a period of inflation which has increased (and may continue to increase) our, and our suppliers’ costs as well as the end cost of our products to consumers.  To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations.  However, we anticipate that inflationary pressures will make it necessary for us to adjust our standard pricing for our appliance products effective January 2022.  The full impact of such price adjustments on sales or demand for our products cannot be fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

Supply Chain. From time to time, we may experience supply chain challenges due to forces beyond our control. For example, the Suez Canal blockage earlier in 2021 caused some delay in shipments of VivoScore rings from China. Overall, however, as our appliances are made in the U.S., we have not experienced significant supply chain issues as a result of COVID-19 or otherwise, although this may change in future periods.

Results of Operations

Three Months and Nine Months Ended September 30, 2021 Compared to Three Months and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)		2021	2020	(Decrease)

Revenue
Product revenue	$1,718,269	$1,373,784	$344,485		$4,841,966	$3,513,216	$1,328,750
Service revenue	2,827,674	1,917,818	909,856		7,648,614	6,246,081	1,402,533
Total revenue	4,545,943	3,291,602	1,254,341		12,490,580	9,759,297	2,731,283
Cost of sales	(1,363,170)	(709,184)	(653,986)		(2,993,817)	(2,034,486)	(959,331)
Gross profit	3,182,773	2,582,418	600,355		9,496,763	7,724,811	1,771,952
Gross profit %	70%	78%	(8	)pp	76%	79%	(3	)pp

Operating expenses
General and administrative	(6,516,631)	(3,788,996)	2,727,635		(17,668,299)	(11,482,808)	6,185,491
Sales and marketing	(1,976,247)	(431,704)	1,544,543		(4,234,457)	(1,493,730)	2,740,727
Depreciation and amortization	(192,504)	(178,933)	13,571		(564,770)	(540,540)	24,230
Operating loss	(5,502,609)	(1,817,215)	(3,685,394)		(12,970,763)	(5,792,267)	(7,178,496)
Interest expense	(9,488)	(16,992)	7,504		(9,821)	(78,782)	68,961
Interest income	58,824	21,039	37,785		85,540	63,642	21,898
Net loss	$(5,453,273)	$(1,813,168)	$(3,640,105)		$(12,895,044)	$(5,807,407)	$(7,087,637)

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

Revenue increased over $1.2 million, or approximately 38%, to $4.5 million for the three months ended September 30, 2021 compared to approximately $3.3 million for the three months ended September 30, 2020. The increase is attributable to approximately $0.6 million increase in VIP enrollments, $0.3 million increase in appliance sales due to volume increases, approximately $0.3 million increase in center revenue, initial management service revenue from our new MID program, revenue from the introduction of our orofacial myofunctional therapy services, and an approximately $0.1 million increase in Billing Intelligence Services (“BIS”) revenue. Revenue growth in 2021 when compared to 2020 is partially attributable to the negative impact of the Delta variant of COVID-19 on our revenue during the third quarter of 2020.

During the three months ended September 30, 2021, we enrolled 56 VIPs net of cancellations and recognized VIP revenue of approximately $2.3 million, compared to the three months ended September 30, 2020, when we enrolled 64 VIPs net of cancellations and recognized VIP revenue of approximately $1.7 million. The 34% increase in revenue was primarily driven by higher enrollments that took place in June and August, of which 50% of the enrollment fees were recognized within the three months ended September 30, 2021, combined with revenue recognized from higher prior year enrollments. VIP enrollment revenue is recognized 50% in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the service contract. During the three months ended September 30, 2021 we sold 2,996 total oral appliance arches for a total of approximately $1.6 million, a 24% increase from the three months ended September 30, 2020 where we sold 2,245 total oral appliance arches for a total of approximately $1.3 million. Additionally, during the three months ended September 30, 2021 we had approximately $0.3 million in BIS revenue, a 43% increase from the three months ended September 30, 2020 with approximately a $0.2 million in revenue. Lastly, for the three months ended September 30, 2021 we had approximately $0.2 million in center revenue and management service revenue including our new MID program, compared to $0.1 million for the three months ended September 30, 2020, and approximately $0.1 million in our orofacial myofunctional therapy revenue, compared to none for the three months ended September 30, 2020 due to the introduction of these services in 2021.

Cost of Goods Sold and Gross Profit

Cost of goods increased by approximately $0.7 million to approximately $1.4 million for the three months ended September 30, 2021, compared to approximately $0.7 million for the three months ended September 30, 2020. The increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy.

Gross profit increased by approximately $0.6 million to $3.2 million on higher revenues of approximately $4.5 million for three months ended September 30, 2021 compared to gross profit of approximately $2.6 million for the three months ended September 30, 2020. Gross margin percentage decreased to 70% for the three months ended September 30, 2021, compared to 78% for the three months ended September 30, 2020 primarily driven by higher costs associated with VIP enrollments, which includes approximately $0.3 million increase related to the deployment of VivoScore home sleep apnea test rings “(VivoScore”) as part of the VIP enrollment package, and approximately $0.1 million increase related to the sale of VivoScore rings in 2021.

General and Administrative Expenses

General and administrative expenses increased approximately $2.7 million, or approximately 72%, to approximately $6.5 million for the three months ended September 30, 2021 as compared to approximately $3.8 million for the three months ended September 30, 2020. The primary driver of this increase was an increase of approximately $1.7 million in compensation, including salaries, bonuses, paid time off, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount (from approximately 92 employees at September 30, 2020 to approximately 147 employees at September 30, 2021). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.3 million to general corporate costs such as insurance, specifically directors and officers insurance, and professional fees, an increase of approximately $0.1 million for office rent and utilities, an increase of approximately $0.2 million increase of bad debt expense driven by the increase in sales, approximately $0.3 million increase in travel expense as COVID-19 restrictions began to lift and approximately $0.1 million in other corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of our company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by approximately $1.5 million to approximately $2.0 million for the three months ended September 30, 2021, compared to approximately $0.4 million for the three months ended September 30, 2020. The increase was primarily due to approximately $0.6 million increase in marketing expenses due to the deployment of VivoScore home sleep apnea test rings as demos to be used at different marketing events and marketing campaigns, approximately $0.5 million increase in new marketing campaigns, updating marketing materials for investors and consumers, improving the Vivos website and promotion of conferences and events taking place in 2021, such as the Vivos Institute. Additionally, we had approximately $0.3 million increase in conference expenses as a result of a conference hosted in Dallas and our grand opening of the Vivos Institute in Denver, Colorado. Lastly, there was approximately $0.1 million increase in sales commissions driven by the increase in sales.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended September 30, 2021 and 2020, it remained constant during the quarter, as some assets were placed into service while others were fully depreciated at the beginning of the quarter, resulting in an immaterial net impact during the quarter. Our fixed assets placed in service increased by approximately $1.8 million in the year-over-year comparison primarily attributable to the buildout of our Vivos Institute facility in Denver, Colorado, these assets were placed into services at the beginning of August, allocated between furniture and equipment and leasehold improvements.

Interest Expense

Interest expense was reduced from $17 thousand for the three months ended September 30, 2020 to approximately $9 thousand for the three months ended September 30, 2021 as the outstanding notes payable were eliminated via conversion to Common Stock with our IPO in December 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

Revenue increased over $2.7 million, or approximately 28%, to approximately $12.5 million for the nine months ended September 30, 2021, compared to approximately $9.8 million for the nine months ended September 30, 2020. The increase is attributable to approximately $1.3 million increase in appliance sales due to volume increases, approximately a $0.6 million increase in VIP revenue, approximately $0.6 million increase in center revenue, initial management service revenue including our new MID program, and from the introduction of our orofacial myofunctional therapy services, and approximately a $0.3 million increase in BIS revenue. Revenue growth in 2021 when compared to 2020 is partially attributable to the negative impact of the Delta variant of COVID-19 on our revenue during the third quarter of 2020.

During the nine months ended September 30, 2021, we enrolled 162 VIPs net of cancellations and recognized VIP revenue of approximately $6.4 million, compared to the nine months ended September 30, 2020, when we enrolled 194 VIPs net of cancellations for a total of approximately $5.8 million. The 11% increase in revenue was primarily driven by higher enrollments that took place in June and August, of which 50% of the enrollment fees were recognized within the nine months ended September 30, 2021, this combined with revenue recognized from higher prior year enrollments. VIP enrollment revenue is recognized 50% in the second month of enrollment and the remaining 50% pro rata throughout the following eleven months of the service contract. During the nine months ended September 30, 2021, we sold 8,648 total oral appliance arches for a total of approximately $4.5 million, a 40% increase from the nine months ended September 30, 2020 when we sold 5,610 total oral appliance arches for a total of approximately $3.2 million. Additionally, during the nine months ended September 30, 2021 we had approximately $0.7 million in BIS revenue, a 56% increase from the nine months ended September 30, 2020 with approximately $0.4 million in revenue. Lastly, for the nine months ended September 30, 2021 we had approximately $0.6 million in center revenue and management service revenue including our new MID program, compared to approximately $0.3 million for the nine months ended September 30, 2020, and approximately $0.2 million in our orofacial myofunctional therapy revenue, compared to none for the nine months ended September 30, 2020 due to the introduction of these services in 2021.

Cost of Goods Sold and Gross Profit

Cost of goods increased by approximately $1.0 million to approximately $3.0 million for the nine months ended September 30, 2021 compared to approximately $2.0 million for the nine months ended September 30, 2020. The increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue.

Gross profit increased by approximately $1.8 million to $9.5 million on higher revenues of approximately $12.5 million for nine months ended September 30, 2021 compared to gross profit of approximately $7.7 million for the nine months ended September 30, 2020. Gross margin percentage decreased to 76% for the nine months ended September 30, 2021 compared to 79% for the nine months ended September 30, 2020, primarily driven by higher costs associated with VIP enrollments, which includes approximately $0.6 million increase related to the deployment of VivoScore rings as part of the VIP enrollment package, and approximately $0.1 million increase related to the sale of VivoScore rings in 2021, additionally we had an increase of approximately $0.1 million related to costs associated with our orofacial myofunctional therapy revenue.

General and Administrative Expenses

General and administrative expenses increased approximately $6.2 million, or approximately 54%, to approximately $17.7 million for the nine months ended September 30, 2021, as compared to approximately $11.5 million for the nine months ended September 30, 2020. The primary driver of this increase was an increase of approximately $3.6 million in compensation, including salaries, bonuses, paid time off, stock-based compensation, and other employee-related expenses, mainly as a result of increased headcount (from approximately 92 employees at September 30, 2020 to approximately 147 employees at September 30, 2021). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.9 million to general corporate costs such as insurance, specifically director and officer insurance, and professional fees, an increase of approximately $0.3 million for office rent and utilities, an increase of approximately $0.2 million for information and technology supplies and equipment, approximately $0.3 million increase of bad debt expense driven by the increase in sales, and approximately $0.8 million in other corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by approximately $2.7 million to approximately $4.2 million for the nine months ended September 30, 2021, compared to approximately $1.5 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of approximately $1.0 million in new marketing campaigns, updating marketing materials for investors and consumers, improving the Vivos website and promotion of conferences and events taking place in 2021, such as the Vivos Institute. Sales commissions increased by approximately $0.7 million driven by the increase in sales, and marketing expenses increased approximately $0.6 million due to the deployment of VivoScore rings as demos to be used at different marketing events and marketing campaigns. Additionally, we had an increase of approximately $0.4 million in conference expenses as a result of conferences hosted in Dallas and our grand opening of the Vivos Institute in Denver, Colorado.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.6 million for the nine months ended September 30, 2021 and 2020, it remained constant during the quarter, as some assets were placed into service while others were fully depreciated at the beginning of the quarter, resulting in an immaterial net impact during the quarter. Our fixed assets placed in service increased by approximately $1.8 million in the year-over-year comparison primarily attributable to the buildout of our Vivos Institute facility in Denver, Colorado, these assets were placed into services at the beginning of August, allocated between furniture and equipment and leasehold improvements.

Interest Expense

Interest expense was reduced from $79 thousand for the nine months ended September 30, 2020 to approximately $10 thousand for the nine months ended September 30, 2021 as the outstanding notes payable were eliminated via conversion to Common Stock with our IPO in December 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of approximately $28.5 million compared to cash and cash equivalents of approximately $1.5 million at September 30, 2020. This increase was primarily driven by the net proceeds from our December 2020 initial public offering and the May 2021 underwritten follow-on offering. During the first quarter of 2021, we began the buildout of our Vivos Institute facility in Denver, Colorado, which we lease. The Vivos Institute facility opened in early August 2021 and will provide onsite training courses and post-graduate education to our VIPs and other healthcare professionals.

While we have incurred losses and negative operating cash flows since inception, we believe that our existing cash resources following our May 2021 follow-on offering will be sufficient to meet our capital requirements and fund our planned operations for at least the next 24 months from the follow-on offering, although this estimation assumes we do not face unexpected events, costs, or contingencies, any of which could affect our liquidity and cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding if we do not generate sufficient cash flows from operations. If and when required, we anticipate funding our liquidity requirements from cash generated from operations and potentially from:

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,612,914)	$(2,061,948)
Investing activities	(2,225,653)	(25,011)
Financing activities	24,167,434	3,167,735
Increase (decrease) in cash and cash equivalents	$10,328,867	$1,080,776

Net cash used in operations of approximately $11.6 million for the nine months ended September 30, 2021 is an increase of more than $9.5 million compared to net cash used of approximately $2.1 million for the nine months ended September 30, 2020. The increase is due primarily to the increase in our net loss of approximately $7.1 million, an increase of approximately $0.7 million in prepaids and current assets primarily driven by prepaid inventory for our VivoScore home sleep apnea test rings, deposits for future events including the Vivos Institute, and our annual conference, and other prepaid services. Additionally, there was approximately a $0.6 million increase in contract liability due to the increase in VIP enrollments during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Net cash used in investing activities consists of capital expenditures for property, plant and equipment and business acquisition which increased by approximately $2.2 million from the nine months ended September 30, 2021, compared to cash provided by investing activities for the nine months ended September 30, 2020. This is primarily due to leasehold improvements for the Vivos Institute opened in August 2021.

Net cash provided in financing activities for the nine months ended September 30, 2021 consisted of more than $25.7 million of net proceeds from the issuance of Common Stock from our follow-on public offering finalized in May 11, 2021, and issuance of Common Stock from the exercise of stock options. For the nine months ended September 30, 2020, approximately $3.4 million was received from the issuance of Series B Preferred Stock (which was subsequently converted to shares of our common stock upon the consummation of our IPO), which was offset by approximately $0.2 million in redemptions of our then outstanding Series A Preferred Stock.

Recent Developments

On September 22, 2021, we entered into a Sabbatical Agreement (the “Sabbatical Agreement”) with Dr. G. Dave Singh, the Company’s founder, Chief Medical Officer, and former director. The Sabbatical Agreement serves as an amendment to that certain Amended and Restated Employment Agreement, dated October 9, 2020, between the Company and Dr. Singh (the “Employment Agreement”). Effective September 1, 2021, Dr. Singh accepted a role as an Adjunct Professor at Stanford University, where he will be teaching and conducting research into various aspects of craniofacial sleep medicine. We believe that Dr. Singh’s appointment could potentially result in a number of new growth and exposure opportunities for the Company. We further believe that Dr. Singh’s sabbatical will not impact Company operations as his primary duties have been in publishing, research, and lecturing at various medical and dental conferences and Company-sponsored events.

Pursuant to the Sabbatical Agreement, Dr. Singh’s sabbatical will be for a period of twelve (12) months from September 1, 2021, during which time Dr. Singh’s benefits and compensation shall remain the same. Dr. Singh will retain his title as Chief Medical Officer during his sabbatical, but pursuant to the Agreement, he has resigned as a member of our board of directors, effective September 22, 2021.

Dr. Singh’s duties and responsibilities while on sabbatical, which are reduced from Dr. Singh’s duties and responsibilities as set forth in the Employment Agreement, include: (i) advising Company regulatory personnel and consultants concerning clinical studies, on an as-needed basis (ii) collaborating with Company personnel on new device development, and (iii) attending and/or making presentations at national, regional, local, and international assemblies and conferences as a Company representative. Dr. Singh shall be eligible for earning incentive compensation on achievement of certain milestone and performance objectives pursuant to the Employment Agreement.

The Sabbatical Agreement provides that thirty (30) days prior to the expiration of the Agreement, our board of directors will, following a request from Dr. Singh, determine whether to fully reinstate, or modify, Dr. Singh’s regularly assigned job duties and responsibilities as provided for under the Employment Agreement. A determination not to reinstate such regularly assigned job duties shall constitute an event of “Good Reason” under Section 4(d)(i) of the Employment Agreement. The Sabbatical Agreement also provides for an option to extend the sabbatical, at the Company’s discretion, upon a request from Dr. Singh.

The nominating and governance committee of our board of directors will, at their discretion, consider a subsequent appointment to fill Dr. Singh’s position on our board of directors at a future date, provided that, in the event of the reinstatement of Dr. Singh’s regularly assigned job duties and responsibilities, he will become eligible for nomination to our board of directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.

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

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2020 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design, and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff (including the hiring of an Assistant Controller in first quarter 2021), adjusting segregation of duties, adding additional levels of review, and adding technical support, although this effort was hampered somewhat in July 2021 when our corporate Controller left the company. As a result of the departure of our corporate Controller, we promoted our Assistant Controller to corporate Controller and have added support to our accounting and finance department to help remediate our material weakness in our internal control procedures over financial reporting as described above in Remediation of Material Weakness. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our legal proceedings, see the information in Part I, “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. Other than the items disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2020 in Part I, “Part I, Item 3, Legal Proceedings,” there are no other legal proceedings currently pending against us, or known to be contemplated by any governmental agency, which we believe would have a material effect on our business, financial position, or results of operations.

On April 13, 2021, the Washington State Department of Financial Institutions (or WSDFI) sent a letter and subpoena requesting that we produce certain documents and records. WSDFI is investigating certain sales of our Common Stock by a previous employee and independent contractor in Washington prior to our initial public offering. This subject matter in general (including activities of such previous employee and independent contractor) had been among the issues previously investigated by a joint committee of our Board of Directors and internal and external legal counsel that commenced in February 2020 and, pursuant to the findings and recommendations of the joint committee, led to the company implementing in April 2020 certain enhanced corporate governance policies (in the form of a formal written policy on private stock sales requiring prior approval of our internal or external legal counsel and changes to certain organizational matters). We have cooperated with WSDFI regarding this investigation, but during and subsequent to the quarter ended September 30, 2021, we have not been made aware of any developments with the investigation.

On June 5, 2020, we filed suit against Ortho-Tain, Inc. in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental. We believe such statements have interfered with our business relationship and contract, causing us harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s false advertising campaign against us in the fall of 2020. Our complaint seeks permanent injunctive relief to prevent the defendant’s continued illegal defamatory statements and interference with our business relationships. We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages to compensate us for harm caused by the defendant. Prior to filing suit, we worked collaboratively with legal counsel at Benco Dental to address and reasonably resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a Motion to Dismiss the amended complaint we filed against it in the United States District Court for the District of Colorado. We opposed the motion. On September 3, 2021, the District Court denied the motion to dismiss on all grounds and lifted the stay of discovery. On September 7, 2021, Ortho-Tain filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Tenth Circuit. On September 21, 2021, we filed a motion to dismiss the appeal for lack of jurisdiction. On October 12, 2021, the Court of Appeals referred the motion to dismiss the appeal to the merits panel for decision along with the merits. Ortho-Tain’s opening brief before the Tenth Circuit is due November 22, 2021.

On July 22, 2020 Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois naming our company, along with our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addresses the same events as the suit we filed against Ortho-Tain, Inc. in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including our company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. However, Ortho-Tain does not attempt to measure any such damages or clearly articulate its losses, short of the broad allegations contained in its complaint. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe they lack merit and Ortho-Tain will be unable to establish actionable damages. On September 9, 2020, we moved to dismiss the claims against us in the Illinois Ortho-Tain Case. On October 23, 2020, we filed a motion requesting, in the alternative, that if the case is not dismissed, it be transferred to the Colorado action described above or stayed. On May 14, 2021, the Court granted our motion to stay the Illinois Ortho-Tain Case, pending resolution of the Colorado action described above. The case remains stayed.

There are no other legal proceedings currently pending against us, or known to be contemplated by any governmental agency, which we believe would have a material effect on our business, financial position, or results of operations.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)#

101.INS	Inline XBRL Instance. (*)

101.SCH	Inline XBRL Taxonomy Extension Schema. (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation. (*)

101.DEF	Inline XBRL Taxonomy Extension Definition. (*)

101.LAB	Inline XBRL Taxonomy Extension Labels. (*)

101.PRE 104	Inline XBRL Taxonomy Extension Presentation. (*) Cover Page Interactive Date File (formatted as Inline XBRL and continued in Exhibit 101).

*	Filed herewith

+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date:	November 15, 2021	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	November 15, 2021	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

