Form 10-Q
period 2022-03-31
Vivos Therapeutics, Inc.
filed 2022-05-16
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 23,012,119 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method as a treatment for dentofacial abnormalities and/or mild to moderate obstructive sleep apnea (OSA) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage home sleep testing rings as part of the VivoScore Program;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division and SleepImage® home sleep apnea test);

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

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

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$17,828	$24,030
Accounts receivable, net of allowance of $181 and $180, respectively	1,002	1,203
Tenant improvement allowance receivable	516	516
Prepaid expenses and other current assets	2,255	1,575

Total current assets	21,601	27,324

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	2,913	2,825
Operating lease right-of-use asset	1,514	-
Intangible assets, net	331	341
Deposits and other	354	356

Total assets	$29,556	$33,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$877	$920
Accrued expenses	3,172	2,853
Contract liabilities	2,344	2,399
Current portion of long-term debt	-	1,265
Current portion of operating lease liability	357	72
Other current liabilities	101	-

Total current liabilities	6,851	7,509

Long-term liabilities
Operating lease liability, net of current portion	1,850	641

Total liabilities	8,701	8,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 23,012,119 shares as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	81,991	81,160
Accumulated deficit	(61,138)	(55,623)
Total stockholders’ deficit Total stockholders’ equity	20,855	25,539
Total liabilities and stockholders’ deficit Total liabilities and stockholders’ equity	$29,556	$33,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue	$1,722	$1,387
Service revenue	1,738	2,061
Total revenue	3,460	3,448

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,093	758

Gross profit	2,367	2,690

Operating expenses
General and administrative	8,275	5,059
Sales and marketing	753	860
Depreciation and amortization	162	177

Total operating expenses	9,190	6,096

Operating loss	(6,823)	(3,406)

Non-operating income (expense)
Other expense	(38)	(1)
PPP loan forgiveness	1,287	-
Other income	59	8

Loss before income taxes	(5,515)	(3,399)
Income tax expense	-	-

Net loss	$(5,515)	$(3,399)

Net loss attributable to common stockholders	$(5,515)	$(3,399)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(0.19)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	21,233	18,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

	Three Months Ended March 31, 2022 and 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	18,209,452	2	52,250	(35,335)	25,575
Issuance of Common Stock:
To consultants for services	2,667	-	20	-	20
Fair value of warrants issued:
To consultants for services	-	-	232	-	232
For purchase of assets	-	-	136	-	136
Stock-based compensation expense	-	-	434	-	434
Net loss	-	-	-	(3,399)	(3,399)

Balances, March 31, 2021	18,212,119	$2	$53,072	$(38,734)	$22,998

Balances, December 31, 2021	23,012,119	2	81,160	(55,623)	25,539
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,515)	(5,515)

Balances, March 31, 2022	23,012,119	$2	$81,991	$(61,138)	$20,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,515)	$(3,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	609	434
Depreciation and amortization	41	177
Fair value of warrants issued for services	222	232
Common stock issued for services	-	20
Accretion of discount on note receivable	-	(6)
Forgiveness of indebtness income	(1,265)	-
Changes in operating assets and liabilities:
Accounts receivable	201	(234)
Operating lease assets and liabilities, net	(19)	48
Prepaid expenses and other current assets	(680)	(255)
Deposits	3	(61)
Accounts payable	(42)	(1,409)
Accrued expenses	419	728
Contract liability	(56)	(136)

Net cash used in operating activities	(6,082)	(3,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(120)	(262)

Net cash used in investing activities	(120)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(25)

Net cash provided by financing activities	-	(25)

Net decrease in cash and cash equivalents	(6,202)	(4,148)
Cash and cash equivalents at beginning of year	24,030	18,206

Cash and cash equivalents at end of year	$17,828	$14,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$5
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a Wyoming corporation established on July 7, 2016 to facilitate this share exchange combination transaction. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of commons stock of First Vivos were exchanged for newly issued shares of Class A common stock and warrants of Vivos, the legal acquirer.

The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. Upon the consummation of the merger, the historical financial statements of BioModeling became the Company’s historical financial statements and recorded at their historical carrying amounts.

On August 12, 2020, Vivos reincorporated from Wyoming to become a domestic Delaware corporation under Delaware General Corporate Law. Accordingly, as used herein, the term “the Company,” “we,” “us.” “our” and similar terminology refer to Vivos Therapeutics, Inc., a Delaware corporation and its consolidated subsidiaries. As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of Vivos Therapeutics, Inc., a Delaware corporation.

Description of Business

The Company is a medical technology company focused on the development and commercialization to dental practices of a patented oral appliance technology and related treatments and training called The Vivos Method. The Company believes The Vivos Method represents the first non-surgical, non-invasive and cost-effective treatment for people with dentofacial abnormalities and/or mild to moderate OSA and snoring in adults. The Company’s business model is focused around dentists, and the Company’s program to train dentists and offer them other value-added services in connection with their ordering and use of The Vivos Method for patients is called the Vivos Integrated Practice (“VIP”) program.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC and Vivos Del Mar Management, LLC), are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Service revenue

The Company reviews its VIP contracts using the 5-step method outlined above. Once it is determined that a contract exists, service revenue is recognized when the underlying training or other services are performed. Unearned revenue reported on the balance sheet as contract liabilities represents the portion of fees paid by customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met, which is typically over the twelve-month life of the contract. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program which includes training in a highly personalized, deep immersion workshop format which provides the dentist access to a global team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop is typically provided within the first 30 to 45 days that a Vivos Integrated Provider (“VIP” or “Provider”) enrolls. Ongoing support and additional training is provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the Provider with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, the Provider may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

In addition to enrollment service revenue, in 2020 the Company launched an additional service on a monthly subscription basis, its Billing Intelligence Service (“BIS”), which includes the Company’s the AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

Also, the Company offers its VIPs the ability to provide an orofacial myofunctional therapy service (“OMT”) to the VIP’s patients as part of treatment with The Vivos Method. Revenue for OMT services is recognized at the time training is booked and payment is collected.

The Company identifies all goods and services that are delivered separately under a sales arrangement and allocates revenue to each performance obligations based on relative fair values. Fair values approximates the prices for relevant training that would be charged if those services were sold separately, and are recognized over the relevant service period. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. Revenue from training is recognized over the relevant service period, i.e., as the Company satisfies its performance obligations and creates value for the Provider. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

From time to time, the Company offers various discounts to its customers. These include the following:

1)	Discount for cash paid in full
2)	Conference or trade show incentives, such as subscription enrollment into the VivoScore program, or free trial period for the VivoScore lease program
3)	Negotiated concessions on annual enrollment fee
4)	Credits/rebates to be used towards future product orders such as lab rebates

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

The Company offers its Clinical Advisors discounts from our standard Provider pricing. This is done to help encourage our Clinical Advisors, who help the Provider with technical aspects of our products, to purchase our products for their own practices. In addition, from time to time, we offer credits to incentivize our Providers to embrace our products and increase volume within their practices, these are recorded as a liability for use in future periods.

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

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, LLC (“MyoCorrect”), from whom the Company acquired certain assets related to its OMT service in March 2021 and (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom the Company acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related to the Company’s acquired patents, intellectual property and customer contracts. The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 5). The costs paid to MyoCorrect and Lyon Dental for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually after the close of the year. There was no impairment of goodwill recognized at December 31, 2021. There were no indicators of impairment that occurred for the three months ended March 31, 2022 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Our evaluation of long-lived assets completed for the years ended December 31, 2021 resulted in no impairment loss. No triggering events indicating potential impairment were identified for the three months ended March 31, 2022.

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

Accounting for Payroll Protection Program Loan

The Company is accounting for its U.S. Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) loan as a debt instrument under ASC 470, Debt. The Company recognized the original principal balance as a financial liability with interest accrued at the contractual rate over the term of the loan. On January 21, 2022 the PPP loan received by the Company on May 8, 2020 was forgiven by the SBA in its entirety, which includes approximately $1.3 million in principal. As a result, the Company recorded a gain on the forgiveness of the loan in the quarter ended March 31, 2022 under non-operating income (expense).

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

Share-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company estimates the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. The Company determines the expected price volatility based on the historical volatilities of shares of the Company’s peer group as the Company does not have a sufficient trading history for its Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to the Company in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation. Prior to public trading of the Company’s shares which commenced in December 2020, the Company estimated fair value of its shares based on the most recent sales to third parties.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.1 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses, and operating lease liability – current and non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.

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

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective as of March 31, 2022.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the year ended March 31, 2022:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company adopted the new accounting standard on January 1, 2022, this adoption required the company to recognize a current and long-term lease liability of approximately of $2.3 million and a right-of-use (ROU) asset of approximately $1.6 million. We applied the new lease standard to all open leases as of the adoption date, with no retrospective adjustments to prior comparative periods.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning in the first quarter of 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – LIQUIDITY

As of March 31, 2022, the Company had an accumulated deficit of $61.1 million. For the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $5.5 and $3.4 million, respectively. Net cash used in operating activities amounted to $6.1 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. Since March 2020, the Company’s business has been negatively impacted as a result of the COVID-19 pandemic. Revenue growth and collections in 2021 were impacted by significant headwinds throughout the Company’s core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of the year as discussed in Note 13.

As of March 31, 2022, the Company has cash and cash equivalents of $17.8 million and total liabilities of $8.7 million.

Management believes the Company’s existing cash resources will be sufficient to fund the Company’s contractual obligations and working capital requirements at least through a year from the date of this filing.

NOTE 3 – REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2022 and 2021, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2022		2021

Product revenue:
Appliance sales to VIPs	$1,536	(1)	$1,295	(1)
Center revenue	186		92
Total product revenue	1,722		1,387

Service revenue
VIP	1,237		1,753
Billing intelligence services	216	(2)	203	(2)
Management service revenue (includes MID)	24		59
Sponsorship/seminar/other	261		46
Total service revenue	1,738		2,061

Total revenue	$3,460		$3,448

(1)	Revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.
(2)	Revenue from maintenance and subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	March 31,
	2022	2021

Balance at beginning of year	$2,399	$2,938
New contracts, net of cancellations	1,182	1,617
Revenue recognized	(1,237)	(1,753)

Balance at end of year	$2,344	$2,802

Deferred revenue is expected to be recognized over the next 12 months from the date of enrollment.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months ended March 31, 2022 and 2021. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying unaudited consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and December 31, 2021, property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Furniture and equipment	$1,272	$1,394
Leasehold improvements	2,397	2,387
Construction in progress	444	212
Molds	75	75
Gross property and equipment	4,188	4,068
Less accumulated depreciation	(1,275)	(1,243)

Net Property and equipment	$2,913	$2,825

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reporting unit consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
Reporting Unit	2022	2021

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

In August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”). The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. As a result of the transaction we identified intangible assets of $2.1 million and goodwill (including the acquired workforce) of $2.6 million was recorded in accounting for the reverse acquisition.

In November 2018, the Company entered into an asset purchase agreement with Empowered Dental Lab, LLC, a Utah limited liability company (“Empowered Dental”), under which the Company agreed to purchase certain inventory and assets from Empowered Dental in exchange for total consideration of $75,000. As a result of the transaction, goodwill of $52,000 was recognized in accounting for this transaction as a business combination.

On April 14, 2021, the Company acquired certain assets of Lyon Dental. The business acquisition allowed the Company to expand and enhance its current medical billing practice services under the name AireO2, which services are provided through the Company’s BIS offering. The consideration transferred includes $0.2 million in cash and a warrant to purchase 25,000 shares of Common Stock at a price of $8.90 per share fair valued using a Black-Scholes Model as of April 14, 2021 for a total of $0.2 million, when combined the total consideration exchanged is $0.4 million, the excess of the consideration transferred over the fair value of the acquired assets was allocated to goodwill.

Intangible Assets

As of March 31, 2022 and December 31, 2021, identifiable intangible assets were as follows (in thousands):

	March 31,	December 31,
	2022	2021

Patents and developed technology	$2,136	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,493	2,493
Less accumulated amortization	(2,162)	(2,152)

Net intangible assets	$331	$341

Amortization expense of identifiable intangible assets was less than $0.1 million and $0.1 million for the years ended March 31, 2022 and 2021. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ending March 31,

2022 (remaining nine months)	$29
2023	39
2024	39
2025	39
2026	23
Thereafter	162

Total	$331

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Accrued payroll	$1,503	$1,397
Accrued legal and other	1,235	990
Lab rebate liabilities	434	466

Total accrued liabilities	$3,172	$2,853

NOTE 7 - DEBT

PPP Loan

On May 8, 2020, the Company received approximately $1.3 million in loan funding through the PPP that was part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The interest rate on the loan is 1.00% per year and was scheduled to mature on May 5, 2022. The Company used these funds to assist with payroll, rent and utilities. On January 21, 2022 the PPP loan was forgiven by the SBA in its entirety. As a result, the Company recorded other income on the forgiveness of the loan in the first quarter of 2022.

NOTE 8 – PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of March 31, 2022, the Company’s Board of Directors has authority to designate up to an additional 47.8 million shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 9 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

In 2017, the Company’s shareholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders have approved a total reserve of 1,333,333 million shares of Common Stock for issuance under the 2017 Plan.

In April 2019, the Company’s shareholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders originally approved a total reserve of 333,334 shares of Common Stock for issuance under the 2019 Plan. At each of the Company’s annual meeting of stockholders held in 2020 and 2021, the Company’s stockholders approved amendments to the 2019 Plan to increase the number of shares of Common Stock available for issuance thereunder by an aggregate of 2,033,333 shares of Common Stock such that, after such amendments, and prior to any grants, 2,366,667 shares of Common Stock were available for issuance.

During the three months ended March 31, 2022 and 2021, the Company issued stock options to purchase 290,000 and 145,000 shares of Common Stock at a weighted average exercise price of $3.27 and $7.50 per share, respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $1.50 and $7.50 per share. Options for the purchase of 203,335 shares of Common Stock expired as of March 31, 2022. The following table summarizes all stock options as of March 31, 2022 and 2021 (shares in thousands):

	2022
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,851		$5.00	1.1
Grants	290		5.23
Forfeited	(203)		-
Exercised	-		-

Outstanding, at March 31	2,938	(3)	4.86	2.9

Exercisable, at March 31	1,950	(4)	4.50	4.42

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2022, the aggregate intrinsic value of stock options outstanding was $ 0.8 million.

(4)	As of March 31, 2022, the aggregate intrinsic value of exercisable stock options was $ 0.8 million.

For the three months ended March 31, 2022 and 2021, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

2022

Grant date closing price of Common Stock	$3.27
Expected term (years)	3.5
Risk-free interest rate	1.9%
Volatility	135%
Dividend yield	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the three months ended March 31, 2022 and 2021 was $2.61 and $5.00, respectively.

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.6 million and $0.4 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of March 31, 2022 was approximately $5.4 million, which will be recognized over the weighted average remaining term of 2.9 years as of March 31, 2022.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the three months ended March 31, 2022 and 2021 (shares in thousands):

	2022
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,556		$7.44	2.6
Grants of warrants:
Consultants for services	80	(3)	2.44
Acquisition of assets	-

Outstanding, March 31	2,636	(4)	7.31	2.5

Exercisable, March 31	2,369	(5)	7.36	2.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February, 2022, the Company granted warrants to consultants in exchange for services. Warrants issued in February 2022 provide for the purchase of an aggregate of 80,000 shares of Common Stock and are exercisable at $3.27 per share. The aggregate fair value of the February warrants amounted to $0.1 million which is being recognized over the period that the services are provided. For the three month ended March 31, 2022, the Company recognized expense of $0.2 million.

(4)	As of March 31, 2022, the aggregate intrinsic value of warrants outstanding was $0.

(5)	As of March 31, 2022, the aggregate intrinsic value of vested warrants was $0.

For the three months ended March 31, 2022 and 2021, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2022

Measurement date closing price of Common Stock (1)	$3.27
Contractual term (years) (2)	5.0
Risk-free interest rate	1.9%
Volatility	135%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2022 and 2021, options for the purchase of 290,000 and 145,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2022 and December 31, 2021 to record the deferred tax asset that is not likely to be realized.

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

In addition, our fourth quarter 2021 revenue growth was impacted by lower VIP enrollments due largely to the COVID-19 Omicron variant resurgence. We achieved sales growth despite seeing significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of the year. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both VIP enrollments and patient case starts, as replacement dental personnel must be trained in the proper use of The Vivos Method. The world-wide response to the pandemic resulted in a significant downturn in economic activity, which continued into 2022 as a new variant (called B.A.2) has emerged and there remains is a risk that new variant outbreaks will cause additional disruptions and slowdowns in the economy.

As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Inflation and War in Ukraine

The Company believes the U.S. has entered a period of inflation which has increased (and may continue to increase) the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers. To date, the Company been able to manage inflation risk without a material adverse impact on its business or results of operations. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

In addition, worldwide supply chain constraints due in part to Russia’s invasion of Ukraine in February 2022, have emerged as new barriers to long-term economic recovery.

These conditions could cause an economic recession or depression to commence, and if such recession or depression is sustained, it could have a material adverse effect on the Company business as demand for its products could decrease. Such conditions have also had, and may continue to have, an adverse effect on the capital markets, with public stock price decreases and volatility, which could make it more difficult for the Company to raise needed capital at the appropriate time.

Operating Leases

The Company has entered into various operating lease agreements for certain offices, medical facilities and training facilities. These leases have original lease periods expiring between 2022 and 2029. Most leases include an option to renew and the exercise of a lease renewal option typically occurs at the discretion of both parties. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease until it is reasonably certain that the Company will exercise that option.

In January 2017, the Company entered into a commercial lease agreement for 2,220 square feet of office in Johnstown, CO that was to commence on March 1, 2018 and end February 28, 2025. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.4 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.9%.

In May 2018, the Company entered into a commercial lease agreement for 3,643 square feet of office in Highlands Ranch, CO that was to commence on November 1, 2018 and end on January 1, 2029. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $1.4 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.8%.

In October 2020, the Company entered into a commercial lease agreement for 4,800 square feet of office in Orem, Utah that was to commence on January 1, 2021 and end on December 1, 2025. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.6 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.9%.

In April 2019, the Company entered into a commercial lease agreement for 3,231 square feet of office in Highlands Ranch, CO that was to commence on May 1, 2019 and end on May 31, 2022. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $0.1 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.7%.

In April 2019, the Company entered into a commercial lease agreement for 14,732 square feet of office in Denver, CO that was to commence on October 23, 2020 and end on March 22, 2028. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.4 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.8%.

For the three months ended March 31, 2022 and 2021. the components of lease expense are as follows:

Lease cost:	2022

Operating lease cost	$2,665
Total net lease cost	$2,665

Rent expense, including real estate taxes and related costs, for the three months ended March 31, 2022 and 2021 aggregated approximately $0.2 million and $0.1 million, respectively. This is included under general and administrative expense.

For the three months ended March 31, 2022 and 2021, the remaining lease terms and discount rate used are as follows:

2022

Weighted-average remaining lease term (years)	5.64
Weighted-average discount rate	6.9%

As of March 31, 2022, the maturities of the Company’s future minimum lease payments were as follows:

Twelve Months Ending March 31,

2022 (remaining nine months)	$361
2023	480
2024	496
2025	441
2026	346
Thereafter	541

Total	$2,665

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees that are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches the entire amount of the employee contributions up to 3% of the participating employee’s compensation, and then 50% of employee contributions between 4% and 5% of the participating employee’s compensation. These matching contributions vest for 100% when the matching contributions are made. Total contributions to the 401(k) Plan amounted to $0.1 million for the three months ended March 31, 2022 and 2021.

NOTE 14 – NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three months ended March 31, 2022 and 2021, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2022	2021
Calculation of Numerator:
Net loss	$(5,515)	(3,399)

Loss applicable to common stockholders	$(5,515)	$(3,399)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	21,233	18,211

Net loss per share of Common Stock (basic and diluted)	$(0.26)	$(0.19)

As of March 31, 2022 and December 31, 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	March 31,	December 31,
	2022	2021

Common stock warrants	2,636	2,556
Common stock options	2,938	2,851
Total	5,574	5,407

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2022 and December, 31 2021, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three months ended March 31, 2022 and 2021, the Company did not have any recurring measurements for the fair value of assets and liabilities.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2022 and 2021, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2022, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $17.8 million. As of March 31, 2021, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $14.1 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 16 – SUBSEQUENT EVENTS

On May 9, 2022, the Company collected a tenant improvement allowance receivable shown on the accompanying balance sheet in full for $0.5 million. This allowance was associated with the build out of the Company’s Vivos Institute facility in Denver, Colorado and was provided by the landlord of such facility.

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

Overview

We are a revenue stage medical technology company focused on the development and commercialization of innovative treatment alternatives for patients with dentofacial abnormalities and/or patients diagnosed with mild to moderate obstructive sleep apnea (OSA) and snoring in adults. We believe our technologies and conventions represent a significant improvement in the treatment of mild to moderate OSA versus other treatments such as continuous positive airway pressure (or CPAP) or palliative oral appliance therapies. Our alternative treatments are part of The Vivos Method.

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical protocols led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (or FDA) cleared uses) in approximately 27,000 patients treated worldwide by more than 1,500 trained dentists.

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

In addition, our fourth quarter 2021 revenue growth was impacted by lower VIP enrollments due largely to the COVID-19 Omicron variant resurgence. We achieved sales growth despite seeing significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of the year. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both VIP enrollments and patient case starts, as replacement dental personnel must be trained in the proper use of The Vivos Method. The world-wide response to the pandemic resulted in a significant downturn in economic activity, which continued into 2022 as a new variant (called B.A.2) has emerged, and there remains a risk that new variant outbreaks will cause additional disruptions and slowdowns in the economy.

As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Material Items, Trends and Risks Impacting Our Business

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

We are also engaging in strategic collaborations to market the benefits of the Vivos treatment protocol and VIP enrollment to dentists, including our cooperative relationships with various medical providers to deliver diagnostic and medical consultation services to people across North America who suffer from OSA and our October 2021 cross marketing collaboration with Candid Care, the maker of the CandidPro clear aligner for straightening teeth.

Historically, we commenced the recognition of VIP enrollment revenue once the contract was signed. Due to some dentists not fulfilling their obligation, we are now recognizing revenue on VIP enrollments once the contract is executed and payment is received in full.

New VIP Case Starts (Product Revenue). Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases, with approximately thirty-six percent (36%) of VIPs accounting for all new case starts during the quarter ended March 31, 2022. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists the simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment.

Inflation. We believe the U.S. has entered a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for our products is not fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

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

War in Ukraine. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 have emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise needed capital at the appropriate time.

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

Other income. Other income relates to the PPP loan forgiven in January 2022 by the SBA.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Our unaudited consolidated statements of operations for the three months ended March 31, 2022 and 2021 are presented below (dollars in thousands):

	2022	2021	Change

Revenue
Product revenue	$1,722	$1,387	$335
Service revenue	1,738	2,061	(323)
Total revenue	3,460	3,448	12
Cost of sales (exclusive of depreciation and amortization shown
separately below)	1,093	758	350
Gross profit	2,367	2,690	(338)
Gross profit %	68%	78%

Operating expenses
General and administrative	8,275	5,059	3,215
Sales and marketing	753	860	(107)
Depreciation and amortization	162	177	(15)

Operating loss	(6,823)	(3,406)	(3,431)

Non-operating income (expense)
Other expense	(38)	(1)	(37)
PPP loan forgiveness	1,287	-	1,287
Other income	59	8	51

Net loss	$(5,515)	$(3,399)	$(2,130)

Revenue

Revenue increased by less than $0.1 million, to $3.5 million for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. Revenue during the first quarter of the year remained constant due to an increase of approximately $0.2 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.1 million in revenue from our two company-owned dental centers, (iii) and an increase of approximately $0.3 million in BIS revenue and myofunctional therapy service revenue, offset by a decrease of approximately $0.5 million in VIP enrollment revenue.

During the three months ended March 31, 2022, we enrolled 32 VIPs and recognized VIP revenue of approximately $1.2 million, a decrease of 29% compared to the three months ended March 31, 2021, when we enrolled 53 VIPs for a total of approximately $1.7 million. Revenue growth was impacted by the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the first quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the three months ended March 31, 2022, we sold 2,965 oral appliance arches for a total of approximately $1.5 million, a 19% increase from the three months ended March 31, 2021 when we sold 2,570 total oral appliance arches for a total of approximately $1.3 million. Lastly, for the three months ended March 31, 2022 we had approximately $0.2 million in center revenue, compared to approximately $0.1 million for the three months ended March 31, 2021, and approximately $0.2 million in our orofacial myofunctional therapy revenue, compared to almost none for the three months ended March 31, 2021 due to the introduction of these services late in the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.3 million to approximately $1.1 million for the three months ended March 31, 2022 compared to approximately $0.8 million for the three months ended March 31, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes approximately $0.2 million related to costs associated with appliances and approximately $0.1 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage rings.

For the three months ended March 31, 2022, gross profit decreased by approximately $0.3 million to $2.4 million. This decrease was attributable to an increase in cost of sales of $0.3 million. Gross margin decreased to 68% for the three months ended March 31, 2022 compared to 78% for the three months ended March 31, 2021, primarily driven by the higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments due to new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $3.2 million, or approximately 64%, to approximately $8.3 million for the three months ended March 31, 2022, as compared to $5.1 million for the three months ended March 31, 2021. The primary driver of this increase was an increase in personnel and related compensation of approximately $1.3 million, including salaries, bonuses, paid time off, stock-based compensation, and other employee-related expenses. The increase in payroll related costs were mainly a result of increased headcount (from 110 employees at March 31, 2021 to 165 employees at March 31, 2022). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.8 million to general corporate costs such as director and officer insurance premiums and professional fees, an increase of approximately $0.5 million for information and technology supplies and equipment, as well as corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense decreased by $0.1 million to $0.8 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021. This decrease was primarily due to a decrease in sales commissions of approximately $0.3 million, offset by an increase of approximately $0.2 million in new marketing campaigns, updating marketing materials for investors and consumers, improving the Vivos website. The main driver to the decrease in commissions is due to the decrease in VIP enrollments.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2022 and 2021. The insignificant change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

PPP Loan Forgiveness

PPP loan forgiveness is approximately $1.3 million for the three months ended March 31, 2022 when compared to none for the three months ended March 31, 2021. The increase is due to the PPP loan being forgiven by the SBA in its entirety.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $17.8 million compared to cash and cash equivalents of $14.1 million as of March 31, 2021. This increase was primarily driven by the net proceeds from our May 2021 underwritten follow-on offering, partially offset by increased spending during 2021 and first quarter of 2022.

While we have incurred losses and negative operating cash flows since inception, we believe that our existing cash resources following our May 2021 follow-on offering will be sufficient to meet our capital requirements and fund our planned operations through at least the first quarter of 2023, although this estimation assumes we do not face unexpected events, costs, or contingencies, any of which could affect our liquidity and cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding if we do not generate positive cash flows from operations. If and when required, we anticipate funding our liquidity requirements from cash generated from operations and potentially from:

●	proceeds from public and private financings (including equity (such as an “at the market offering” program), debt or equity-linked financings or commercial debt facilities);

●	proceeds from the exercise of outstanding options or warrants; and

●	strategic commercial transactions with third parties.

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

Cash Flows

The following table presents a summary of our cash flow for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021

Net cash provided by (used in):
Operating activities	$(6,082)	$(3,861)
Investing activities	(120)	(262)
Financing activities	-	(25)

Net cash used in operating activities of approximately $6.1 million for the three months ended March 31, 2022 is an increase of more than $2.2 million compared to net cash used in operating activities of approximately $3.9 million for the three months ended March 31, 2021. This increase is due primarily to the increase in our net loss of approximately $3.0 million, offset by a decrease of approximately $1.4 million in accounts payable, an increase of approximately $0.4 million in accounts receivable related to a decrease in VIP enrollments, and a decrease of approximately $0.3 million in accrued expenses due to increase in consulting fees, legal fees, third party lab fees associated with the production of our appliances, an increase of approximately $0.1 million in prepaid expenses and current assets primarily driven by annual renewals of subscriptions and other paid services, and an increase of approximately $1.3 attributable to PPP loan forgiveness on January 21, 2022.

For the three months ended March 31, 2022, net cash used in investing activities consisted of capital expenditures for property and equipment of $0.1 million. Capital expenditures for property and equipment were primarily attributable to leasehold improvements for The Vivos Institute that opened in August 2021.

For the three months ended March 31, 2022, there was no cash used in financing activities.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, we, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2021 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of the material weakness, we continue to strengthen our internal control structure by adding accounting staff, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of our legal proceedings, see the information in Part I, “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. Other than the items disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2021 in Part I, “Part I, Item 3, Legal Proceedings,” there are no other legal proceedings currently pending against us, or known to be contemplated by any governmental agency, which we believe would have a material effect on our business, financial position or results of operations.

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

On July 22, 2020 Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois naming our company, along with our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addresses the same events as the suit we filed against Ortho-Tain, Inc. in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including our company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe they lack merit and think Ortho-Tain will be unable to establish actionable damages. On September 9, 2020, we moved to dismiss the claims against us in the Illinois Ortho-Tain Case. On October 23, 2020, we filed a motion requesting, in the alternative, that if the case is not dismissed, it be transferred to the Colorado action described above or stayed. On May 14, 2021, the Court granted our motion to stay the Illinois Ortho-Tain Case, pending resolution of the Colorado action described above. On September 3, 2021 on December 2, 2021, and on April 4, 2022, the Court extended the stay. The case remains stayed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date:	May 16, 2022	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	May 16, 2022	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

