Form 10-Q/A
period 2022-03-31
Vivos Therapeutics, Inc.
filed 2022-11-25
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Vivos Therapeutics, Inc. (referred to herein as “Vivos,” the “Company,” “we,” “us,” and “our” or similar terminology) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “Restated Period”), which report was originally filed with the Securities Exchange Commission (“SEC”) on May 16, 2022 (the “Original Report”).

Reference is made to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022 (the “Non-Reliance 8-K”), wherein the Company provided background and details on the determination of the Audit Committee of the Company’s Board of Directors that the financial statements for the Restated Period included in the Original Report should no longer be relied upon. Further to the matters described in the Non-Reliance 8-K, this Amendment amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Report. In Item 1, this Amendment includes our restated unaudited consolidated balance sheets, unaudited consolidated statements of operations, unaudited consolidated statements of stockholders’ equity and unaudited consolidated statements of cash flows as of and for the Restated Period to correct the revenue recognition error discussed in the Non-Reliance 8-K and below.

As described further in the Non-Reliance 8-K, on August 22, 2022, the Company announced that it had been advised by Plante & Moran, PLLC, the Company’s independent registered public accounting firm, about a potential need to reevaluate how and when the Company recognizes enrollment fees charged to new Vivos Integrated Providers (“VIPs”) and the related performance obligations that are included in VIP enrollments as revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Prior to and since that announcement, the Company has diligently performed a review of its revenue recognition policies under ASC 606 as well as the applicable provisions of ASC Topic 842, Leases (“ASC 842”) and the Company’s other internal accounting policies and practices.

After analyzing its VIP enrollment contracts in detail, the management and the Audit Committee of the Board of Directors of the Company determined that the appropriate accounting treatment should be to recognize certain revenue streams over the customer life as opposed to a one-year period as was previously done. In summary, the cumulative net effect of this determination for the Restated Period is as follows:

1.	Increasing total revenue and decreasing net loss on the condensed consolidated statements of operations and related footnotes by approximately $0.2 million; and

2.	Decreasing the contract liability and accumulated deficit by approximately $0.2 million.

While the erroneous accounting was used in periods prior to the Restated Period, the impact for the periods ended December 31, 2019, December 31, 2020, and December 31, 2021 are immaterial. Therefore, the cumulative effect of the error will be corrected in the Restated Period, with no restatement of prior period financial statements. These corrections do not relate to or have any impact on the Company’s cash flows, and the liquidity of the Company remains unchanged.

This Amendment also amends and restates Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes our revised discussion of operating results for the Restated Period to reflect the impact of the revenue recognition-related correction discussed above.

Management’s analysis further resulted in the identification of an additional material weakness in our internal control over financial reporting for the Restated Period related to revenue recognition. Accordingly, Item 4 of Part I of this Amendment includes our revised assessment of the effectiveness of our disclosure controls and procedures for the Restated Period.

In addition, the Exhibits index in Item 6 of Part II of the Original Report is hereby amended and restated in its entirety, and new certifications of the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, dated as of the filing of this Amendment, are filed and furnished, as applicable, as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report.

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

These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method as a treatment for dentofacial abnormalities and/or mild to moderate obstructive sleep apnea (OSA) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division and SleepImage home sleep apnea test);

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

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

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2022 (Restated)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$17,828	$24,030
Accounts receivable, net of allowance of $181 and $180, respectively	1,002	1,203
Tenant improvement allowance receivable	516	516
Prepaid expenses and other current assets	2,255	1,575

Total current assets	21,601	27,324

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	2,913	2,825
Operating lease right-of-use asset	1,514	-
Intangible assets, net	331	341
Deposits and other	354	356

Total assets	$29,556	$33,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$877	$920
Accrued expenses	3,172	2,853
Current portion of contract liabilities	1,786	2,399
Current portion of long-term debt	-	1,265
Current portion of operating lease liability	357	72
Other current liabilities	101	-

Total current liabilities	6,292	7,509

Long-term liabilities
Contract liability, net of current portion	375
Operating lease liability, net of current portion	1,850	641

Total liabilities	8,517	8,150

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 23,012,119 shares as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	81,991	81,160
Accumulated deficit	(60,954)	(55,623)
Total stockholders’ deficit Total stockholders’ equity	21,039	25,539
Total liabilities and stockholders’ deficit Total liabilities and stockholders’ equity	$29,556	$33,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022 (Restated)	2021
Revenue
Product revenue	$2,049	$1,387
Service revenue	1,595	2,061
Total revenue	3,644	3,448

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,093	758

Gross profit	2,551	2,690

Operating expenses
General and administrative	8,275	5,059
Sales and marketing	753	860
Depreciation and amortization	162	177

Total operating expenses	9,190	6,096

Operating loss	(6,639)	(3,406)

Non-operating income (expense)
Other expense	(38)	(1)
PPP loan forgiveness	1,287	-
Other income	59	8

Loss before income taxes	(5,331)	(3,399)
Income tax expense	-	-

Net loss	$(5,331)	$(3,399)

Net loss attributable to common stockholders	$(5,331)	$(3,399)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.25)	$(0.19)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	21,233	18,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

	Three Months Ended March 31, 2022 and 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	18,209,452	2	52,250	(35,335)	16,917
Issuance of Common Stock:
To consultants for services	2,667	-	20	-	20
Fair value of warrants issued:
To consultants for services	-	-	232	-	232
For purchase of assets	-	-	136	-	136
Stock-based compensation expense	-	-	434	-	434
Net loss	-	-	-	(3,399)	(3,399)

Balances, March 31, 2021	18,212,119	$2	$53,072	$(38,734)	$14,340

Balances, December 31, 2021	23,012,119	2	81,160	(55,623)	25,539
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss (restated)	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022 (restated)	23,012,119	$2	$81,991	$(60,954)	$21,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2022 (Restated)	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,331)	$(3,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	609	434
Depreciation and amortization	41	177
Fair value of warrants issued for services	222	232
Common stock issued for services	-	20
Accretion of discount on note receivable	-	(6)
Forgiveness of indebtedness income	(1,265)	-
Changes in operating assets and liabilities:
Accounts receivable	201	(234)
Operating lease assets and liabilities, net	(19)	48
Prepaid expenses and other current assets	(680)	(255)
Deposits	3	(61)
Accounts payable	(42)	(1,409)
Accrued expenses	419	728
Contract liability	(240)	(136)

Net cash used in operating activities	(6,082)	(3,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(120)	(262)

Net cash used in investing activities	(120)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(25)

Net cash provided by financing activities	-	(25)

Net decrease in cash and cash equivalents	(6,202)	(4,148)
Cash and cash equivalents at beginning of year	24,030	18,206

Cash and cash equivalents at end of year	$17,828	$14,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$5
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Restated)

NOTE 1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a Wyoming corporation established on July 7, 2016 to facilitate this share exchange combination transaction. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of commons stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer.

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

Description of Business

The Company is a medical technology company focused on the development and commercialization to dental practices of a patented oral appliance technology and related treatments and training called The Vivos Method. The Company believes The Vivos Method represents the first non-surgical, non-invasive and cost-effective treatment for people with dentofacial abnormalities and/or mild to moderate OSA and snoring in adults. The Company’s business model is focused around dentists, and the Company’s program to train dentists and offer them other value-added services in connection with their ordering and use of The Vivos Method for patients is called the Vivos Integrated Practice (“VIP”) program. Dentists enrolled in the VIP Program are referred to as “VIPs”.

In addition to providing VIPs with appliances for use with their patients, the Company provides other products and services to VIPs, including (i) SleepImage® home sleep apnea test rings (“SleepImage”), which can be leased to VIPs for use with patients; (ii) training and continuing education at the Company’s Vivos Institute training center, (iii) the Billing Intelligence Service (“BIS”), a subscription-based billing solution for VIPs, (iv) the Company’s Medical Integration Division, which manages independent medical practices under management and development agreement which pays the Company six (6%) percent of all net revenue from sleep-related services as well as development fees and (v) MyoCorrect, a service through which VIPs can provide orofacial myofunctional therapy (“OMT”) to patients via telemedicine technology (“MyoCorrect”).

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

Emerging Growth Company Status

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

Revenue Recognition (restated)

The Company generates revenue from the sale of products and services. A significant majority of the Company’s revenues are generated from enrolling dentists in the VIP program and sales of products and services to VIPs. Revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a way that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

Following the guidance of ASC 606 and the applicable provisions of ASC Topic 842, Leases (“ASC 842”), the Company determines revenue recognition through the following five-step model, which entails:

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. Once it is determined that a contract exists, service revenue related to VIP enrollments is recognized when the underlying training or other services are performed. The price of the standard VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $45,000. Unearned revenue reported on the balance sheet as contract liabilities represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (later known as the VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the VIP dentist access to a team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop is typically provided within the first 30 to 45 days that a VIP enrolls. Ongoing support and additional training is provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, a VIP may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

The VIP enrollment includes multiple performance obligations which vary on a contract by contract basis. The performance obligations included with enrollments may include sleep apnea rings, six or twelve months Billing Intelligence Service subscription, a marketing package, lab credits and the right to sell.

The Company allocates the transaction price of the VIP enrollment contract to each performance obligation using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract. The right to sell performance obligation includes the Vivos training and enrollment materials which prepares the provider for patient treatment using The Vivos Method. The right to sell is similar to a license of intellectual property because without it the VIP cannot purchase appliances from the Company.

Because the right to sell is never sold outside of VIP contracts, and VIP contracts are sold for varying prices, the Company believes that it is appropriate to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations will be deducted from the contract price, with the residual allocation to the right to sell performance obligation.

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the program long term . Since the beginning of the VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is recognized over 3 months.  Those VIPs that do complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those members will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated and is assessed on a contract by contract basis. The estimated customer lives are calculated separately for each year and are estimated at 15 months for 2020, 14 months for 2021 and 18 months for 2022. The right to sell is recognized on a sum of the years’ digits method over the estimated contract life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

Other Service Revenue

In addition to VIP enrollment service revenue, in 2020 the Company launched BIS, an additional service on a monthly subscription basis, which includes the Company’s AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

Also, the Company offers its VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. Revenue for MyoCorrect services is recognized at the time training is booked and payment is collected.

Allocation of Revenue to Performance Obligations

The Company identifies all goods and services that are delivered separately under a sales arrangement and allocates revenue to each performance obligation based on relative fair values. Fair values approximates the prices for relevant training that would be charged if those services were sold separately, and are recognized over the relevant service period. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue). The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale. Revenue from training is recognized over the relevant service period (i.e., as the Company satisfies its performance obligations and creates value for the VIP dentist). The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Treatment of Discounts and Promotions

From time to time, the Company offers various discounts to its customers. These include the following:

1)	Discount for cash paid in full
2)	Conference or trade show incentives, such as subscription enrollment into the SleepImage home sleep test program, or free trial period for the SleepImage lease program
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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its patented oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. Revenue from the appliance sale is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company is contracted with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The appliance is similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions to sell the appliances to their customers as well as in two centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its unique, patented appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, protocols, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

Within each center, the Company utilizes a team of medical professionals to measure, order and fit each appliance. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for Company owned centers than for revenue from VIPs. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

The Company offers certain dentists (known as Clinical Advisors) discounts from standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of the Company’s products, to purchase Company products for their own practices. In addition, from time to time, the Company offers credits to incentivize VIPs to adopt the Company’s products and increase case volume within their practices. These performance obligations are recorded as revenue in future periods over the life of the credit.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, the determination of customer life and breakage related to recognizing revenue for VIP contracts, notes receivable, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in business combinations; valuation assumptions for stock options, warrants and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations will be affected.

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

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, LLC (“MyoCorrect LLC”), from whom the Company acquired certain assets related to its OMT service in March 2021 and (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom the Company acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related to the Company’s acquired patents, intellectual property and customer contracts. The identifiable Intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 6). The costs paid to MyoCorrect LLC and Lyon Dental for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This guidance requires use of an impairment model (known as the “current expected credit losses”, or CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning in the first quarter of 2023. The Company is still evaluating the impact the adoption of ASU 2016-13 will have on its results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended March 31, 2022:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company adopted the new accounting standard on January 1, 2022, this adoption required the company to recognize a current and long-term lease liability of approximately of $2.3 million and a right-of-use (ROU) asset of approximately $1.6 million. We applied the new lease standard to all open leases as of the adoption date, with no retrospective adjustments to prior comparative periods.

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

NOTE 2 – RESTATEMENT OF INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2022, management and the Audit Committee of the Board of Directors of the Company concluded (a) the Company would restate its financial statements for the three months ended March 31, 2022 (the “Restated Period”), and (b) the Company’s previously issued unaudited interim consolidated financial statements for the Restated Period included in its Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 16, 2022, should no longer be relied upon.

In connection with the Company’s review of its revenue recognition policies in accordance with ASC 606 and 842, management performed a review of the policies and presentation of revenue generated through its provider enrollments. After a detailed review, the Company updated its ASC 606 and 842 revenue recognition policy. Previously the Company recognized 50% of enrollment revenue in the month following the enrollment and the other 50% over the following 11 months. This has been the practice since the VIP program started in 2018 as the Company estimated that this adequately approximated the rate at which value was transferred to the VIP. Effective January 1, 2019, we adopted ASC 606 and continued to use the same revenue recognition method for VIP contracts, as we believed the method at the time was still appropriate under ASC 606.

In August 2022, the Company determined that its existing revenue recognition method was not consistent with the guidance provided in ASC 606. After analyzing its contracts in detail, the Company determined it needed to recognize certain revenue streams over the customer life as opposed to a one-year period as was previously done, and to reclassify certain aspects of revenue between product and service revenue. .

The corrections have a cumulative net effect through March 31, 2022 of:

1.	Increasing total revenue and decreasing net loss on the consolidated statements of operations and related footnotes by approximately $0.2 million; and

2.	Decreasing contract liability and accumulated deficit by approximately $0.2 million.

Management evaluated and determined the impact to the audited financial statements for the fiscal years ended December 31, 2019, December 31, 2020, and December 31, 2021 was immaterial. These corrections do not relate to or have any impact on the Company’s cash flows, and the liquidity of the Company remains unchanged.

The following table summarizes the impact of the restatements on select unaudited consolidated statements of operations line items:

	Three Months Ended March 31, 2022
	Reported	Adjustment	Restated

Revenue
Product revenue:
Appliance sales to VIPs*	$1,536	$327	$1,863
Center revenue	186		186
Total product revenue	1,722	327	2,049

Service revenue
VIP	1,237	(323	914
Billing intelligence services	216	180	396
Management service revenue (MID related)	24	-	24
Sponsorship/seminar/other	261	-	261
Total service revenue	1,738	(143)	1,595

Total revenue	$3,460	$184	$3,644

Net Loss	$(5,514)	$184	$(5,331)
Net loss per share (basic and diluted)	$(0.26)	$0.01	$(0.25)

(*)	For year-over-year consistency, only the first quarter impact on appliance revenue was reclassified to Appliance sales to VIPs. The impact from prior periods remains in VIP service revenue.

The adjustments in the table above also affect the tables and disclosures within Note 1 – Organization, Description and Significant Accounting Policies of these financial statements.

NOTE 3 – LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021.

As of March 31, 2022, the Company had an accumulated deficit of approximately $61 million. For the three months ended March 31, 2022 and 2021, the Company incurred a net loss of approximately $5.3 and $3.4 million, respectively. Net cash used in operating activities amounted to approximately $6.1 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. Since March 2020, the Company’s business has been negatively impacted as a result of the COVID-19 pandemic. Revenue growth and collections in 2021 were impacted by significant headwinds throughout the Company’s core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of the year as discussed in Note 13.

As of March 31, 2022, the Company has cash and cash equivalents of approximately $17.8 million and total liabilities of approximately $8.5 million, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will be required to obtain additional financing and expects to satisfy its cash needs primarily from the issuance of equity securities or indebtedness in order to sustain operations until it can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate its operations, all of which could have a material adverse effect on the Company.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 4 – REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2022 and 2021, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2022 (Restated)		2021

Product revenue:
Appliance sales to VIPs	$1,863	(1)	$1,295	(1)
Center revenue	186		92
Total product revenue	2,049		1,387

Service revenue
VIP	914	(3)	1,753
Billing intelligence services	396	(2)	203	(2)
Management service revenue (includes MID)	24		59
Sponsorship/seminar/other	261		46
Total service revenue	1,595		2,061

Total revenue	$3,644		$3,448

(1)	Revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.
(2)	Revenue from maintenance and subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for the three months ended March 31, 2022, includes a cumulative adjustment from year ended 2019, 2020 and 2021 of approximately $0.1 million increase, and sales for the three months ended March 31, 2022 of approximately $0.3 million.
(3)	Revenue disclosed above for three months ended March 31, 2022, includes a cumulative adjustment from year ended 2019, 2020 and 2021 of approximately $0.4 million decrease and sales for the three months ended March 31, 2022 of approximately $1.3 million.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	March 31,
	2022 (Restated)	2021

Balance at beginning of year	$2,399	$2,938
New contracts, net of cancellations	1,183	1,617
Revenue recognized	(1,421)	(1,753)

Balance at end of period	$2,161	$2,802

Current portion of deferred revenue is approximately $1.8 million which is expected to be recognized over the next 12 months from the date of the period presented.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months ended March 31, 2022 and 2021. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying unaudited consolidated statement of operations.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reporting unit consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
Reporting Unit	2022	2021

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

As described in Note 1 above, in August 16, 2016, BioModeling entered into the SEA) with First Vivos and Vivos. The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. As a result of the transaction, we identified intangible assets of $2.1 million and goodwill (including the acquired workforce) of $2.6 million was recorded in accounting for the reverse acquisition.

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

NOTE 7 – OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Accrued payroll	$1,503	$1,397
Accrued legal and other	1,235	990
Lab rebate liabilities	434	466

Total accrued liabilities	$3,172	$2,853

NOTE 8 - DEBT

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

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

NOTE 12 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2022 and 2021, options for the purchase of 290,000 and 145,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 13 - INCOME TAXES

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – NET LOSS PER SHARE OF COMMON STOCK

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

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2022 (Restated)	2021
Calculation of Numerator:
Net loss	$(5,331)	(3,399)

Loss applicable to common stockholders	$(5,331)	$(3,399)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	21,233	18,211

Net loss per share of Common Stock (basic and diluted)	$(0.25)	$(0.19)

As of March 31, 2022 and December 31, 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	March 31,	December 31,
	2022	2021

Common stock warrants	2,636	2,556
Common stock options	2,938	2,851
Total	5,574	5,407

NOTE 16 - FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

NOTE 17 – SUBSEQUENT EVENTS

On May 9, 2022, the Company collected a tenant improvement allowance receivable shown on the accompanying balance sheet in full for $0.5 million. This allowance was associated with the build out of the Company’s Vivos Institute facility in Denver, Colorado and was provided by the landlord of such facility.

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Gurdev Dave Singh (“Dr. Singh”).  The Company’s Demand for Arbitration (“Arbitration Demand”) alleged that Dr. Singh’s behaviors and actions constituted a breach of  his employment agreement as well as a breach of a fiduciary duty to which he owed the Company.  Additionally, the Arbitration Demand requests that the arbiter declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in his employment agreement. Prior to filing the Arbitration Demand, the Company engaged in voluntary mediation, but the parties were unable to reach a resolution. It is expected that an arbiter will soon be selected after which time the parties will confer on discovery parameters as well as setting an arbitration date.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical protocols led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (or FDA) cleared uses) in approximately 28,000 patients treated worldwide by more than 1,600 trained dentists.

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

In addition, our fourth quarter 2021 revenue growth was impacted by lower VIP enrollments due largely to the COVID-19 Omicron variant resurgence. We achieved sales growth despite seeing significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of the year. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both VIP enrollments and patient case starts, as replacement dental personnel must be trained in the proper use of The Vivos Method. The world-wide response to the pandemic resulted in a significant downturn in economic activity, which continued into 2022 as new variants of COVID-19 have emerged, and there remains a risk that new variant outbreaks will cause additional disruptions and slowdowns in the economy.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Our restated unaudited consolidated statements of operations for the three months ended March 31, 2022 and 2021 are presented below (dollars in thousands):

	2022	2021	Change

Revenue
Product revenue	$2,049	$1,387	$662
Service revenue	1,595	2,061	(466)
Total revenue	3,644	3,448	196
Cost of sales (exclusive of depreciation and amortization shown
separately below)	1,093	758	335
Gross profit	2,551	2,690	(139)
Gross profit %	70%	78%

Operating expenses
General and administrative	8,275	5,059	3,215
Sales and marketing	753	860	(107)
Depreciation and amortization	162	177	(15)

Operating loss	(6,639)	(3,406)	(3,233)

Non-operating income (expense)
Other expense	(38)	(1)	(37)
PPP loan forgiveness	1,287	-	1,287
Other income	59	8	51

Net loss	$(5,331)	$(3,399)	$(1,932)

Revenue

Revenue increased by $0.2 million, to $3.6 million for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. Revenue during the first quarter of the year was impacted by a cumulative adjustment from year ended 2019, 2020 and 2021 as disclosed in Note 2, “Restatement of Consolidated Financial Statements” to the accompanying financial statements, this includes a decrease of approximately $0.4 million to VIP revenue and an increase of approximately $0.1 million to BIS. Additionally, revenue was impacted due to an increase of approximately $0.6 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.1 million in revenue from our two company-owned dental centers, (iii) and an increase of approximately $0.3 million in BIS revenue and myofunctional therapy service revenue, offset by a decrease of approximately $.5 million in VIP enrollment revenue.

During the three months ended March 31, 2022, we enrolled 32 VIPs and recognized VIP revenue of approximately $1.3 million, a decrease of 29% compared to the three months ended March 31, 2021, when we enrolled 53 VIPs for a total of approximately $1.7 million. Revenue growth was impacted by the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the first quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the three months ended March 31, 2022, we sold 2,965 oral appliance arches for a total of approximately $1.8 million, a 43% increase from the three months ended March 31, 2021 when we sold 2,570 total oral appliance arches for a total of approximately $1.3 million. Lastly, for the three months ended March 31, 2022 we had approximately $0.2 million in center revenue, compared to approximately $0.1 million for the three months ended March 31, 2021, and approximately $0.2 million in our orofacial myofunctional therapy revenue, compared to almost none for the three months ended March 31, 2021 due to the introduction of these services late in the first quarter of 2021.

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

For the three months ended March 31, 2022, gross profit decreased by approximately $0.1 million to $2.6 million. This decrease was attributable to an increase in cost of sales of $0.3 million. Gross margin decreased to 70% for the three months ended March 31, 2022 compared to 78% for the three months ended March 31, 2021, primarily driven by a cumulative adjustment from year ended 2019, 2020 and 2021 as disclosed in Note 2, “Restatement of Consolidated Financial Statements” to the accompanying financial statements, coupled with the higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments due to new incentives deployed to increase VIP enrollments.

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

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021. As of March 31, 2022, we had an accumulated deficit of approximately $61 million. We had approximately $17.8 million of cash and cash equivalents compared to cash and cash equivalents of $14.1 million as of March 31, 2021, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will be required to obtain additional financing and expects to satisfy its cash needs primarily from the issuance of equity securities or indebtedness in order to sustain operations until it can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate its operations, all of which could have a material adverse effect on the Company.

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

Net cash used in operating activities of approximately $6.1 million for the three months ended March 31, 2022 is an increase of more than $2.2 million compared to net cash used in operating activities of approximately $3.9 million for the three months ended March 31, 2021. This increase is due primarily to the increase in our net loss of approximately $2.0 million, offset by a decrease of approximately $1.4 million in accounts payable, an increase of approximately $0.4 million in accounts receivable related to a decrease in VIP enrollments, and a decrease of approximately $0.3 million in accrued expenses due to increase in consulting fees, legal fees, third party lab fees associated with the production of our appliances, an increase of approximately $0.1 million in prepaid expenses and current assets primarily driven by annual renewals of subscriptions and other paid services, and an increase of approximately $1.3 attributable to PPP loan forgiveness on January 21, 2022.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed in Note 1 to the accompanying consolidated financial statements included in this Report, we believe that the impact of recently issued standards that are not yet effective could have a material impact on our financial position or results of operations upon adoption. For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 1 to the accompanying consolidated financial statements included in this Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, we, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of (i)our previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and (ii) the additional weakness related to revenue recognition described below.

As described in the Explanatory Note of this Amendment and Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of this Amendment, the Company determined it was necessary to restate its financial statements for the three months ended March 31, 2022. The restatement of the previously filed financial statements was due to the Company’s management (with the concurrent of the Audit Committee of the Company’s Board of Directors) determining that its existing revenue recognition policy was not consistent with the guidance in ASC 606. After analyzing its contracts using the five-step process in ASC 606, we have determined that for VIP enrollment contracts, it is necessary for us to separately identify the performance obligations and recognize the revenue as the performance obligations are satisfied or over the customer life as applicable. We identified a material weakness related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately for the revenue recognition issue described above and for those items which we had previously identified in Part II, Item 9A of our 2021 Form 10-K. We have developed a remediation plan for these material weaknesses as described below.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2021 Form 10-K, and for the material weakness described above related to the restatement as described in the Explanatory Note of this Amendment and Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of this Amendment. These steps include the involvement of two third-party consulting firms as part of the review of the policies and presentation of revenue generated through its provider enrollments. Additionally, we plan to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure by involving third-party consulting firms to assist in the review and presentation of revenue, adding accounting personnel, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vivos Therapeutics, Inc.

Date:	November 25, 2022	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	November 25, 2022	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

