Form 10-Q
period 2022-06-30
Vivos Therapeutics, Inc.
filed 2022-12-20
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-39796

Vivos Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3224056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7921 Southpark Plaza, Suite 210, Littleton, CO	80120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(866) 908-4867

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001 per share	VVOS	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of December 20, 2022, the registrant had 23,012,119 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$12,661	$24,030
Accounts receivable, net of allowance of $435 and $180, respectively	791	1,203
Tenant improvement allowance receivable	-	516
Prepaid expenses and other current assets	2,061	1,575

Total current assets	15,513	27,324

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,109	2,825
Operating lease right-of-use asset	2,215	-
Intangible assets, net	322	341
Deposits and other	373	356

Total assets	$24,375	$33,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,252	$920
Accrued expenses	2,618	2,853
Current portion of contract liability	2,080	2,399
Current portion of long-term debt	-	1,265
Current portion of operating lease liability	383	72
Other current liabilities	361	-

Total current liabilities	6,694	7,509

Long-term liabilities
Contract liability, net of current portion	317	-
Operating lease liability, net of current portion	2,525	641

Total liabilities	9,536	8,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 23,012,119 shares as of June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	82,783	81,160
Accumulated deficit	(67,946)	(55,623)
Total stockholders’ equity	14,839	25,539
Total liabilities and stockholders’ equity	$24,375	$33,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue	$2,293	$1,737	$4,342	$3,124
Service revenue	1,891	2,760	3,486	4,821
Total revenue	4,184	4,497	7,828	7,945

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,596	873	2,689	1,631

Gross profit	2,588	3,624	5,139	6,314

Operating expenses
General and administrative	7,691	6,092	15,497	11,152
Sales and marketing	1,699	1,398	2,879	2,258
Depreciation and amortization	162	195	324	372

Total operating expenses	9,552	7,685	18,700	13,782

Operating loss	(6,964)	(4,061)	(13,561)	(7,468)

Non-operating income (expense)
Other expense	(37)	(1)	(116)	(1)
PPP loan forgiveness	-	-	1,287	-
Other income	9	19	68	27

Loss before income taxes	(6,992)	(4,043)	(12,322)	(7,442)
Income tax expense	-	-	-	-

Net loss	$(6,992)	$(4,043)	$(12,322)	$(7,442)

Net loss attributable to common stockholders	$(6,992)	$(4,043)	$(12,322)	$(7,442)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.33)	$(0.19)	$(0.58)	$(0.38)

Weighted average number of shares of Common Stock
outstanding (basic and diluted)	21,233,485	20,738,021	21,233,485	19,482,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

	Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	18,209,452	2	52,250	(35,335)	16,917
Issuance of Common Stock:
To consultants for services	2,667	-	20	-	20
Fair value of warrants issued:
To consultants for services	-	-	232	-	232
For purchase of assets	-	-	136	-	136
Stock-based compensation expense	-	-	434	-	434
Net loss	-	-	-	(3,399)	(3,399)

Balances, March 31, 2021	18,212,119	$2	$53,072	$(38,734)	$14,340

Issuance of Common Stock:
In follow-on public offering, net of issuance costs	4,600,000	-	25,362	-	25,362
Fair value of warrants issued:
To consultants for services	-	-		-	-
In business combination	-	-	172	-	172
For purchase of assets	-	-	-	-	-
Stock-based compensation expense	-	-	648	-	648
Net loss	-	-	-	(4,043)	(4,043)

Balances, June 30, 2021	22,812,119	$2	$79,254	$(42,777)	$36,479

	Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	23,012,119	2	81,160	(55,623)	25,539
Issuance of Common Stock:
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022	23,012,119	$2	$81,991	$(60,954)	$21,039

Fair value of warrants issued:
To consultants for services	-	-	131	-	131
Stock-based compensation expense	-	-	661	-	661
Net loss	-	-	-	(6,992)	(6,992)

Balances, June 30, 2022	23,012,119	$2	$82,783	$(67,946)	$14,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	June 30, 2022
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,322)	$(7,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,271	1,082
Loss on disposal of assets	36	-
Depreciation and amortization	324	372
Non-cash lease expense	239
Fair value of warrants issued for services	352	232
Common stock issued for services	-	20
Accretion of discount on note receivable	-	(12)
Forgiveness of indebtedness income	(1,265)	-
Changes in operating assets and liabilities:
Accounts receivable	411	(2,030)
Operating lease liabilities	(258)	194
Tenant improvement allowance	516	-
Prepaid expenses and other current assets	(486)	(999)
Deposits	(16)	(65)
Accounts payable	331	(983)
Accrued expenses	(106)	899
Other liabilities	230	-
Contract liability	(2)	1,177

Net cash used in operating activities	(10,745)	(7,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(624)	(1,573)
Payment for business acquisition	-	(225)
Principal collections under note receivable	-	4

Net cash used in investing activities	(624)	(1,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	27,600
Payments for issuance costs	-	(2,234)
Principal payments on debt	-	(25)

Net cash provided by financing activities	-	25,341

Net decrease in cash and cash equivalents	(11,369)	15,992
Cash and cash equivalents at beginning of year	24,030	18,206

Cash and cash equivalents at end of year	$12,661	$34,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of indebtedness income	$1,265	-
Fair value of warrants issued in asset purchase	$-	$136
Fair value of warrants issued in business acquisition	$-	172
Fair value of warrants issued to underwriters in connection with follow-on offering	$-	$1,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Six Months ended June 30, 2022

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

In addition to providing VIPs with appliances for use with their patients, the Company offers other products and services to VIPs, including (i) SleepImage home sleep apnea test rings (“SleepImage”), which can be leased to VIPs for use with patients; (ii) training and continuing education at the Company’s Vivos Institute training center, (iii) the Billing Intelligence Service (“BIS”), a subscription-based billing solution for VIPs, (iv) the Company’s Medical Integration Division (“MID”), which manages independent medical practices under management and development agreement which pays the Company from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees and (v) MyoCorrect, a service through which VIPs can provide orofacial myofunctional therapy (“OMT”) to patients via telemedicine technology (“MyoCorrect”).

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC and Vivos Del Mar Management, LLC), are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Following the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and the applicable provisions of ASC Topic 842, Leases (“ASC 842”), the Company determines revenue recognition through the following five-step model, which entails:

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. Once it is determined that a contract exists (a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the standard VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $45,000. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

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

VIP enrollment fees include multiple performance obligations which vary on a contract by contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six or twelve months BIS subscription, a marketing package, lab credits and the right to sell our appliances. The Company allocates the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

The right to sell is similar to a license of intellectual property because without it the VIP cannot purchase appliances from the Company. The right to sell performance obligation includes the Vivos training and enrollment materials which prepare dentists for treating their patients using The Vivos Method.

Because the right to sell is never sold outside of VIP contracts, and VIP contracts are sold for varying prices, the Company believes that it is appropriate to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations under a VIP contract will be deducted from the contract price, with the residual being allocated to the right to sell performance obligation.

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the VIP program long term. Since the beginning of the VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP would continue, at which time the remainder of review is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021 and 18 months for 2022. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

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

Allocation of Revenue to Performance Obligations

The Company identifies all goods and services that are delivered separately under a sales arrangement and allocates revenue to each performance obligation based on relative fair values. These fair values approximate the prices for the relevant performance obligation that would be charged if those services were sold separately, and are recognized over the relevant service period of each performance obligation. After allocation to the performance obligations, any remainder is allocated to the right to sell under the residual method and is recognized over the estimated customer life. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue).

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually after the close of the year. There was no impairment of goodwill recognized at December 31, 2021. There were no indicators of impairment that occurred for the three or six months ended June 30, 2022 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Our evaluation of long-lived assets completed for the years ended December 31, 2021 resulted in no impairment loss. No triggering events indicating potential impairment were identified for the three or six months ended June 30, 2022.

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

Accounting for Payroll Protection Program Loan

The Company is accounting for its U.S. Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) loan as a debt instrument under ASC 470, Debt. The Company recognized the original principal balance as a financial liability with interest accrued at the contractual rate over the term of the loan. On January 21, 2022, the PPP loan received by the Company on May 8, 2020 was forgiven by the SBA in its entirety, which includes approximately $1.3 million in principal. As a result, the Company recorded a gain on the forgiveness of the loan in the quarter ended March 31, 2022 under non-operating income (expense).

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.1 and $0.2 million for the three and six months ended June 30, 2022 respectively and less than $0.1 million for the three and six months ended June 30, 2021.

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

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective as of June 30, 2022.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the six months ended June 30, 2022:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company adopted the new accounting standard on January 1, 2022, this adoption required the Company to recognize a current and long-term lease liability of approximately of $2.3 million and a right-of-use (ROU) asset related to its VIP program of approximately $1.6 million. We applied the new lease standard to all open leases as of the adoption date, with no retrospective adjustments to prior comparative periods.

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

NOTE 2 – LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021.

As of June 30, 2022, the Company had an accumulated deficit of approximately $67.9 million. For the six months ended June 30, 2022 and 2021, the Company incurred a net loss of approximately $12.3 and $7.4 million, respectively. Net cash used in operating activities amounted to approximately $10.7 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had total liabilities of approximately $9.5 million

As of June 30, 2022, the Company had approximately $12.7 million in cash and cash equivalents, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months and six months ended June 30, 2022 and 2021, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022		2021

Product revenue:
Appliance sales to VIPs	$2,074	(1)	$1,619	$3,937	(1)	$2,914	(1)
Center revenue	219		118	405		210
Total product revenue	2,293		1,737	4,342		3,124

Service revenue
VIP	1,161		2,351	2,052	(3)	4,104
Billing intelligence services	252	(2)	218	672	(2)	421	(2)
Management service revenue (includes MID)	40		74	64		133
Sponsorship/seminar/other	438		117	698		163
Total service revenue	1,891		2,760	3,486		4,821

Total revenue	$4,184		$4,497	$7,828		$7,945

(1)	Revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.
(2)	Revenue from maintenance and subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for the six months ended June 30, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.
(3)	Revenue disclosed above for the six months ended June 30, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	2022	2021

Beginning balance, January 1	$2,399	$2,938
New contracts, net of cancellations	1,183	1,617
Revenue recognized	(1,421)	(1,753)

Ending balance, March 31	$2,161	$2,802
New contracts, net of cancellations	1,556	3,664
Revenue recognized	(1,320)	(2,351)

Ending balance, June 30	$2,397	$4,115

Current portion of deferred revenue is approximately $2.1 million which is expected to be recognized over the next 12 months from the date of the period presented.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months and six months ended June 30, 2022 and 2021, respectively. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying unaudited consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and December 31, 2021, property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2022	2021

Furniture and equipment	$1,277	$1,394
Leasehold improvements	2,401	2,387
Construction in progress	783	212
Molds	75	75
Gross property and equipment	4,536	4,068
Less accumulated depreciation	(1,427)	(1,243)

Net Property and equipment	$3,109	$2,825

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reporting unit consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
Reporting Unit	2022	2021

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

As described in Note 1 above, on August 16, 2016, BioModeling entered into the SEA with First Vivos and Vivos. The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. As a result of the transaction, we identified intangible assets of $2.1 million and goodwill (including the acquired workforce) of $2.6 million was recorded in accounting for the reverse acquisition.

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

Intangible Assets

As of June 30, 2022 and December 31, 2021, identifiable intangible assets were as follows (in thousands):

	June 30,	December 31,
	2022	2021

Patents and developed technology	$2,136	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,493	2,493
Less accumulated amortization	(2,171)	(2,152)

Net intangible assets	$322	$341

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months ended June 30, 2022 and 2021, and $0.1 million for the six months ended June 30, 2022 and 2021. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of June 30,

2022 (remaining six months)	$20
2023	39
2024	39
2025	39
2026	23
Thereafter	162

Total	$322

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021

Accrued payroll	$1,540	$1,397
Accrued legal and other	670	990
Lab rebate liabilities	408	466

Total accrued liabilities	$2,618	$2,853

NOTE 7 - DEBT

PPP Loan

On May 8, 2020, the Company received approximately $1.3 million in loan funding through the PPP that was part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The interest rate on the loan is 1.00% per year and was scheduled to mature on May 5, 2022. The Company used these funds to assist with payroll, rent and utilities. On January 21, 2022, the PPP loan was forgiven by the SBA in its entirety. As a result, the Company recorded other income on the forgiveness of the loan in the first quarter of 2022.

NOTE 8 – PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of June 30, 2022, the Company’s Board of Directors has authority to designate up to an additional 47.8 million shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

During the three months ended June 30, 2022 and 2021, the Company issued stock options to purchase 265,000 and 285,000 shares of Common Stock at a weighted average exercise price of $1.29 and $6.27 per share, and for six months ended June 30, 2022 and 2021, the Company issued stock options to purchase 555,000 and 430,000 shares of Common Stock at a weighted average exercise price of $2.32 and $6.27 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $1.29 and $6.27 per share. Options for the purchase of 233,335 shares of Common Stock expired as of June 30, 2022. The following table summarizes all stock options as of June 30, 2022 and 2021 (shares in thousands):

	2022
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,851		$5.00	1.1
Grants	555		2.32
Forfeited	(233)		-
Exercised	-		-

Outstanding, at June 30	3,173	(3)	4.66	2.9

Exercisable, at June 30	2,109	(4)	4.02	4.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2022, the aggregate intrinsic value of stock options outstanding was $ 0.

(4)	As of June 30, 2022, the aggregate intrinsic value of exercisable stock options was $ 0.

For the six months ended June 30, 2022, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

2022

Grant date closing price of Common Stock	$1.29
Expected term (years)	3.5
Risk-free interest rate	2.8%
Volatility	135%
Dividend yield	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the six months ended June 30, 2022 was $1.29.

For the three months ended June 30, 2022 and 2021, the Company recognized approximately $0.7 million and $0.6 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized approximately $1.3 million and $1.1 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of June 30, 2022 was approximately $3.9 million, which will be recognized over the weighted average remaining term of 2.9 years as of June 30, 2022.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the six months ended June 30, 2022 (shares in thousands):

	2022
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,556		$7.44	2.6
Grants of warrants:
Consultants for services	210	(3)	1.05
Acquisition of assets	-

Outstanding, June 30	2,766	(4)	7.01	2.4

Exercisable, June 30	2,420	(5)	7.24	2.3

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February, 2022, the Company granted warrants to consultants in exchange for marketing, business development, investor relations and communication services. Warrants issued in February 2022 provide for the purchase of an aggregate of 80,000 shares of Common Stock and are exercisable at $3.27 per share. The aggregate fair value of the February warrants amounted to $0.1 million which is being recognized over the period that the services are provided. In May, 2022, the Company granted warrants to consultants in exchange for marketing and business development services. Warrants issued in May 2022 provide for the purchase of an aggregate of 130,000 shares of Common Stock and are exercisable at $1.29 per share. The aggregate fair value of the May warrants amounted to $0.1 million which is being recognized over the period that the services are provided. For the six months ended June 30, 2022, the Company recognized expense of $0.3 million.

(4)	As of June 30, 2022, the aggregate intrinsic value of warrants outstanding was $0.

(5)	As of June 30, 2022, the aggregate intrinsic value of warrants exercisable was $0.

For the six months ended June 30, 2022, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2022

Measurement date closing price of Common Stock (1)	$1.05
Contractual term (years) (2)	5.0
Risk-free interest rate	2.4%
Volatility	135%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2022 and 2021, options for the purchase of 265,000 and 140,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants. For the six months ended June 30, 2022 and 2021, options for the purchase of 555,000 and 285,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and six months ended June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2022 and December 31, 2021 to record the deferred tax asset that is not likely to be realized.

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

In addition, our fourth quarter 2021 revenue growth was impacted by lower VIP enrollments due largely to the COVID-19 Omicron variant resurgence. We achieved sales growth despite seeing significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of 2021. Fortunately, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during the first and second quarters of 2022.

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

In April 2022, the Company entered into a commercial lease agreement for 8,253 square feet of office in Littleton, CO that was to commence in May 16, 2022 and end on November 15, 2027. As of May 16, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.6 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 10.5%.

As of June 30, 2022, the components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	2022	2021	2022	2021

Operating lease cost	$135	$321	$262	$452
Total net lease cost	$135	$321	$262	$452

Rent expense, including real estate taxes and related costs, for the three months ended June 30, 2022 and 2021 aggregated approximately $0.1 million and $0.3 million, respectively, and for the six months ended June 30, 2022 and 2021 aggregated approximately $0.3 million and $0.5 million, respectively. This is included under general and administrative expense.

As of June 30, 2022, the remaining lease terms and discount rate used are as follows:

2022

Weighted-average remaining lease term (years)	5.41
Weighted-average discount rate	8.0%

As of June 30, 2022, the maturities of the Company’s future minimum lease payments were as follows:

Twelve Months Ending June 30,

2022 (remaining six months)	$258
2023	683
2024	705
2025	654
2026	564
Thereafter	735
Total lease payments	3,599
Less: Imputed interest	(691)
Total	$2,908

NOTE 14 – NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of June 30, 2022 and 2021, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	June 30,
	2022	2021
Calculation of Numerator:
Net loss	$(12,322)	(7,442)

Loss applicable to common stockholders	$(12,322)	$(7,442)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	21,233,485	19,482,056

Net loss per share of Common Stock (basic and diluted)	$(0.58)	$(0.38)

As of June 30, 2022 and December 31, 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	June 30,	December 31,
	2022	2021

Common stock warrants	2,766	2,556
Common stock options	3,173	2,851
Total	5,939	5,407

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of June 30, 2022 and December, 31 2021, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the six months ended June 30, 2022 and 2021, the Company did not have any recurring measurements for the fair value of assets and liabilities.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended June 30, 2022 and 2021, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2022, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $12.7 million. As of June 30, 2021, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $34.2 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 16 – RECLASSIFICATION OF PRIOR QUARTER PRESENTATION

Certain prior quarter amounts have been reclassified for consistency with the current quarter presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the six months ended June 30, 2021, to identify sales and marketing expenses that were included in general and administrative expense of approximately $0.5 million. This change in classification does not affect previously reported operating expenses, operating loss before interest expense and income taxes and net loss on the Consolidated Statements of Operations.

NOTE 17 – SUBSEQUENT EVENTS

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

On December 15, 2022, the Company announced that it had entered into an agreement with Nexus Dental Systems (“Nexus”), a dental practice billing solution company, under which the Company and Nexus will be able to provide both companies’ billing solutions to their respective customers. The Company’s BIS offers fee-based out-of-network insurance claims assistance to dental practice customers, and Nexus provides in-network insurance claims assistance to dental practice customers. The Company anticipates that additional revenue generating opportunities can be created in 2023 and beyond when BIS is offered to Nexus’ dental practice customers.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical protocols led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (or FDA) cleared uses) in over 28,000 patients treated worldwide by more than 1,600 trained dentists.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent in 2021 as many of our VIPs and potential VIPs closed their offices. The impact of COVID-19 on our business diminished as 2022 progressed due to the fact that more people received vaccinations. In addition, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

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

New VIP Case Starts (Product Revenue). Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases, with approximately thirty-six percent (36%) of VIPs accounting for all new case starts during the quarter ended June 30, 2022. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists the simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during the second quarter of 2022.

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

Seasonality. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate in the future depending on these and other factors.

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

Key Components of Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

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

Results of Operations

Comparison of the three months and six months ended June 30, 2022 and 2021

Our unaudited consolidated statements of operations for the three months and six months ended June 30, 2022 and 2021 are presented below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

Revenue
Product revenue	$2,293	$1,737	$556	$4,342	$3,124	$1,218
Service revenue	1,891	2,760	(869)	3,486	4,821	(1,335)
Total revenue	4,184	4,497	(313)	7,828	7,945	(117)
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,596	873	723	2,689	1,631	1,058
Gross profit	2,588	3,624	(1,036)	5,139	6,314	(1,175)
Gross profit %	62%	81%		66%	79%

Operating expenses
General and administrative	7,691	6,092	1,599	15,497	11,152	4,345
Sales and marketing	1,699	1,398	301	2,879	2,258	621
Depreciation and amortization	162	195	(33)	324	372	(48)

Operating loss	(6,964)	(4,061)	(2,903)	(13,561)	(7,468)	(6,093)

Non-operating income (expense)
Other expense	(37)	(1)	(36)	(116)	(1)	(115)
PPP loan forgiveness	-	-	-	1,287	-	1,287
Other income	9	19	(10)	68	27	41

Net loss	$(6,992)	$(4,043)	$(2,949)	$(12,322)	$(7,442)	$(4,880)

Comparison of the three months ended June 30, 2022 and 2021

Revenue

Revenue decreased by approximately $0.3 million, to $4.2 million for the three months ended June 30, 2022 compared to $4.5 million for the three months ended June 30, 2021. Revenue during the second quarter of the year decreased approximately $0.6 million attributable to an adjustment on our revenue recognition methodology, and approximately $0.6 million due to lower VIP enrollments during the three months ended June 30, 2022. This was offset by an increase of approximately $0.5 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.1 million in revenue from our two company-owned dental centers, (iii) an increase of approximately $0.4 million in BIS revenue, myofunctional therapy service revenue, and sleep testing services.

During the three months ended June 30, 2022, we enrolled 58 VIPs and recognized VIP revenue of approximately $1.2 million, a revenue decrease of 51% compared to the three months ended June 30, 2021, when we enrolled 73 VIPs for a total of approximately $2.4 million. Revenue growth was impacted by a change in our revenue recognition methodology adopted during 2022, and the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the second quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the three months ended June 30, 2022, we sold 3,321 oral appliance arches for a total of approximately $2.1 million, a 28% revenue increase from the three months ended June 30, 2021 when we sold 3,082 total oral appliance arches for a total of approximately $1.6 million. Lastly, for the three months ended June 30, 2022, we had approximately $0.2 million in center revenue, compared to approximately $0.1 million for the three months ended June 30, 2021, and approximately $0.2 million in our orofacial myofunctional therapy revenue, compared to almost none for the three months ended June 30, 2021 due to the introduction of these services late in the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.7 million to approximately $1.6 million for the three months ended June 30, 2022 compared to approximately $0.9 million for the three months ended June 30, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes approximately $0.2 million related to costs associated with appliances, an increase of approximately $0.2 million related to costs associated with VIP enrollment and training, and approximately $0.3 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage home sleep test rings.

For the three months ended June 30, 2022, gross profit decreased by approximately $1.0 million to $2.6 million. This decrease was attributable to an increase in cost of sales of $0.7 million explained above. Gross margin decreased to 62% for the three months ended June 30, 2022 compared to 81% for the three months ended June 30, 2021, primarily driven by higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments due to new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $1.6 million, or approximately 26%, to approximately $7.7 million for the three months ended June 30, 2022, as compared to $6.1 million for the three months ended June 30, 2021. The primary driver of this increase was an increase in personnel and related compensation of approximately $0.6 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. The increase in payroll related costs were mainly a result of increased headcount (from 133 employees at June 30, 2021 to 180 employees at June 30, 2022). Other drivers of the increase in general and administrative expenses included an increase of approximately $0.5 million to general corporate costs such as consulting and professional fees, an increase of approximately $0.5 million related to travel expenses, an increase of approximately $0.3 million for information and technology supplies and equipment, approximately $0.3 million increase related to bad debt expense, as well as corporate expenses such as filing fees, subscriptions, and office expenses. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by $0.3 million to $1.7 million for the three months ended June 30, 2022, compared to $1.4 million for the three months ended June 30, 2021. This increase of approximately $0.4 million in new marketing campaigns, updating marketing materials for investors and consumers, improving the Vivos website, which was offset by a decrease in sales commissions of approximately $0.1 million. The main driver to the decrease in commissions is due to the decrease in VIP enrollments.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended June 30, 2022 and 2021. The insignificant change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

Revenue decreased approximately $0.1 million, to $7.8 million for the six months ended June 30, 2022 compared to $7.9 million for the six months ended June 30, 2021. Revenue during the first half of the year decreased due to a decrease of approximately $2.0 million in VIP enrollment revenue related to 2022, as well as an adjustment to our revenue recognition methodology which resulted in a cumulative decrease of approximately $0.4 million in VIP revenue related to prior years. This was offset by an increase of approximately $1.0 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.2 million in revenue from our two company-owned dental centers, (iii) an increase of approximately $0.4 million in BIS revenue and myofunctional therapy service revenue, (iv) and increase of approximately $0.2 million in sleep testing services.

During the six months ended June 30, 2022, we enrolled 90 VIPs and recognized VIP revenue of approximately $2.1 million, a decrease of 50% in revenue compared to the six months ended June 30, 2021, when we enrolled 126 VIPs for a total of approximately $4.1 million. Revenue growth was impacted by a change in our revenue methodology adopted during 2022, and the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the second quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the six months ended June 30, 2022, we sold 6,286 oral appliance arches for a total of approximately $3.9 million, a 35% increase from the six months ended June 30, 2021 when we sold 5,652 total oral appliance arches for a total of approximately $2.9 million. Lastly, for the six months ended June 30, 2022 we had approximately $0.4 million in center revenue, compared to approximately $0.2 million for the six months ended June 30, 2021, and approximately $0.5 million in our orofacial myofunctional therapy revenue, compared to $0.1 million for the six months ended June 30, 2021 due to the introduction of these services late in the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $1.1 million to approximately $2.7 million for the six months ended June 30, 2022 compared to approximately $1.6 million for the six months ended June 30, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes approximately $0.5 million related to costs associated with appliances, an increase of approximately $0.3 million related to costs associated with VIP enrollment and training, and approximately $0.3 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage rings.

For the six months ended June 30, 2022, gross profit decreased by approximately $1.2 million to $5.1 million. This decrease was attributable to an increase in cost of sales of $1.1 million explained above. Gross margin decreased to 66% for the six months ended June 30, 2022 compared to 79% for the six months ended June 30, 2021, primarily driven by the higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments due to new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $4.3 million, or approximately 39%, to approximately $15.5 million for the six months ended June 30, 2022, as compared to $11.2 million for the six months ended June 30, 2021. The primary driver of this increase was an increase in personnel and related compensation of approximately $2.0 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. The increase in payroll related costs were mainly a result of increased headcount (from 133 employees at June 30, 2021 to 180 employees at June 30, 2022). Other drivers of the increase in general and administrative expenses included an increase of approximately $1.2 million to general corporate costs such as consulting and professional fees, an increase of approximately $0.9 million related to travel expenses, and an increase of approximately $0.5 million for information and technology supplies and equipment, as well as corporate expenses such as filing fees, subscriptions, and office expenses, offset by a decrease of approximately $0.1 million in bad debt allowance and approximately $0.1 million in rent expense. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense increased by $0.6 million to $2.9 million for the six months ended June 30, 2022, compared to $2.3 million for the six months ended June 30, 2021. This increase relates to approximately $1.1 million in new marketing campaigns, updating marketing materials for investors and consumers, improving the Vivos website, which was offset by a decrease in sales commissions of approximately $0.5 million. The main driver to the decrease in commissions is due to the decrease in VIP enrollments.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.3 million for the six months ended June 30, 2022 and 2021. The insignificant change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

PPP Loan Forgiveness

PPP loan forgiveness is approximately $1.3 million for the six months ended June 31, 2022 when compared to none for the six months ended June 30, 2021. The increase is due to the PPP loan being forgiven by the SBA in its entirety.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We have incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $67.9 million, and approximately $12.7 million in cash, which will not be sufficient to fund our operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We will be required to obtain additional financing and expects to satisfy our cash needs primarily from the issuance of equity securities or indebtedness in order to sustain operations until we can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate our operations, all of which could have a material adverse effect on our company.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021

Net cash provided by (used in):
Operating activities	$(10,745)	$(7,555)
Investing activities	(624)	(1,794)
Financing activities	-	25,341

Net cash used in operating activities of approximately 10.7 million for the six months ended June 30, 2022 is an increase of approximately $3.2 million compared to net cash used in operating activities of approximately $7.6 million for the six months ended June 30, 2021. This increase is due primarily to the increase in our net loss of approximately $4.9 million, an increase of approximately $1.3 million in accounts payable, a decrease of approximately $0.3 million in accrued expenses due to increase in consulting fees, legal fees, third party lab fees associated with the production of our appliances, an increase of approximately $0.5 million in prepaid expenses and current assets primarily driven by annual renewals of subscriptions and other paid services, and an increase of approximately $1.3 attributable to PPP loan forgiveness on January 21, 2022, offset by a decrease of approximately $2.4 million in accounts receivable related to a decrease in VIP enrollments, an increase of approximately $0.5 million due to the collection of a tenant improvement allowance related to the build-out of the Vivos Institute in Denver, Colorado.

For the six months ended June 30, 2022, net cash used in investing activities consisted of capital expenditures for software of $0.6 million related to the development of software for internal use, which is expected to be placed in service in 2023.

For the six months ended June 30, 2022, there was no cash used in financing activities.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months and six months ended June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, we, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of (i) our previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and (ii) the additional weakness related to revenue recognition described below.

As described in the Explanatory Note and Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed with the Securities Exchange Commission (“SEC”) on May 16, 2022 and such Amendment No. 1 being filed on November 25, 2022 (the “10-Q/A”), the Company determined it was necessary to restate its financial statements for the three months ended March 31, 2022.

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

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2021 Form 10-K, and for the material weakness described above related to the restatement as described in the Explanatory Note and Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of the 10-Q/A. These steps include the involvement of two third-party consulting firms as part of the review of our policies and presentation of revenue generated through our VIP enrollments. Additionally, we plan to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure by involving third-party consulting firms to assist in the review and presentation of revenue, adding accounting personnel, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believe such statements have interfered with our business relationship and contract, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint seeks permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain. We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On September 3, 2021, the District Court denied the motion to dismiss on all grounds and lifted the stay of discovery. On September 7, 2021, Ortho-Tain filed a notice of appeal of the District Court’s order to the United States Court of Appeals for the Tenth Circuit. On September 21, 2021, we filed a motion to dismiss the appeal for lack of jurisdiction. On October 12, 2021, the Court of Appeals referred the motion to dismiss the appeal to the merits panel for decision along with the merits. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. The parties are currently awaiting a new decision on Ortho-Tain’s motion to dismiss.

On July 22, 2020, Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois naming our company, along with our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addresses the same events as the suit we filed against Ortho-Tain, Inc. in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including our company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe they lack merit and think Ortho-Tain will be unable to establish actionable damages. On September 9, 2020, we moved to dismiss the claims against us in the Illinois Ortho-Tain Case. On October 23, 2020, we filed a motion requesting, in the alternative, that if the case is not dismissed, it be transferred to the Colorado action described above or stayed. On May 14, 2021, the Court granted our motion to stay the Illinois Ortho-Tain Case, pending resolution of the Colorado action described above. On September 3, 2021, on December 2, 2021, on April 4, 2022, on July 5, 2022, and on September 19, 2022 the Court extended the stay. The case remains stayed.

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

On May 23, 2022, Dr. G. David Singh (“Dr. Singh”), a former director and former Chief Medical Officer of the Company, through his legal counsel, sent a demand letter (the “Demand Letter”) to the Company. The Demand Letter asserted certain allegations, including an assertion that contested the Company’s decision to terminate Dr. Singh’s employment for cause in March 2022.  As previously disclosed, on March 1, 2022, the Company, with the unanimous approval of the Board of Directors of the Company, provided notice of termination of Dr. Singh’s employment with the Company “for cause” pursuant to the terms Dr. Singh’s amended and restated employment agreement with the Company (the “Employment Agreement”).  In the Demand Letter, Dr. Singh also asserted certain potential claims against the Company and/or R. Kirk Huntsman, the Company’s Chairman and Chief Executive Officer, including for breach of contract, breach of fiduciary duty, defamation and other civil claims and remedies which could include severance payments to Dr. Singh and other money relief if Dr. Singh’s claims are upheld in arbitration.  The Company believes that Dr. Singh’s assertions completely lack merit in fact or law and further believes that Dr. Singh will be unable to establish actionable damages.  Further, the Company believes that several provisions of Dr. Singh’s Employment Agreement limit or restrict claims Dr. Singh is alleging, including a mandatory arbitration clause and exclusive remedy provisions.  However, no assurances can be given that the Company’s positions regarding the Demand Letter or the Employment Agreement will be upheld by an arbitrator.  The parties have engaged in voluntary mediation, with no resolution reached.

On November 3, 2022, we initiated arbitration with the American Arbitration Association against Dr. Singh. Our Demand for Arbitration (“Arbitration Demand”) alleged that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company. Additionally, the Arbitration Demand requests that the arbiter declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. It is expected that an arbiter will soon be selected after which time the parties will confer on discovery parameters as well as setting an arbitration date.

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

Vivos Therapeutics, Inc.

Date: December 20, 2022	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: December 20, 2022	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

