Form 10-Q
period 2022-09-30
Vivos Therapeutics, Inc.
filed 2022-12-20
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2022	December 31, 2021

Current assets
Cash and cash equivalents	$6,719	$24,030
Accounts receivable, net of allowance of $449 and $593, respectively	866	1,203
Tenant improvement allowance receivable	-	516
Prepaid expenses and other current assets	2,116	1,575

Total current assets	9,701	27,324

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,044	2,825
Operating lease right-of-use asset	2,128	-
Intangible assets, net	312	341
Deposits and other	372	356

Total assets	$18,400	$33,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$644	$920
Accrued expenses	2,179	2,853
Current portion of contract liabilities	2,401	2,399
Current portion of long-term debt	-	1,265
Current portion of operating lease liability	446	72
Other current liabilities	294	-

Total current liabilities	5,964	7,509

Long-term liabilities
Contract liabilities, net of current portion	180	-
Operating lease liability, net of current portion	2,401	641

Total liabilities	8,545	8,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 23,012,119 shares as of September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	83,233	81,160
Accumulated deficit	(73,380)	(55,623)
Total stockholders’ equity	9,855	25,539
Total liabilities and stockholders’ equity	$18,400	$33,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue	$2,014	$1,718	$6,357	$4,842
Service revenue	2,232	2,828	5,717	7,649
Total revenue	4,246	4,546	12,074	12,491

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,750	1,363	4,439	2,994

Gross profit	2,496	3,183	7,635	9,497

Operating expenses
General and administrative	6,622	6,517	22,118	17,669
Sales and marketing	1,106	1,976	3,985	4,234
Depreciation and amortization	175	193	500	565

Total operating expenses	7,903	8,686	26,603	22,468

Operating loss	(5,407)	(5,503)	(18,968)	(12,971)

Non-operating income (expense)
Other expense	(36)	(9)	(152)	(10)
PPP loan forgiveness	-	-	1,287	-
Other income	9	59	77	86

Loss before income taxes	(5,434)	(5,453)	(17,756)	(12,895)
Income tax expense	-	-	-	-

Net loss	$(5,434)	$(5,453)	$(17,756)	$(12,895)

Net loss attributable to common stockholders	$(5,434)	$(5,453)	$(17,756)	$(12,895)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(0.26)	$(0.84)	$(0.62)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	21,233,485	20,826,499	21,233,485	20,634,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

	Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	18,209,452	2	52,250	(35,335)	16,917
Issuance of Common Stock:		-
To consultants for services	2,667	-	20	-	20
Fair value of warrants issued:
To consultants for services	-	-	232	-	232
For purchase of assets	-	-	136	-	136
Stock-based compensation expense	-	-	434	-	434
Net loss	-	-	-	(3,399)	(3,399)

Balances, March 31, 2021	18,212,119	$2	$53,072	$(38,734)	$14,340

Issuance of Common Stock:
In follow-on public offering, net of issuance costs	4,600,000	-	25,362	-	25,362
Fair value of warrants issued:
To consultants for services	-	-		-	-
In business combination	-	-	172	-	172
For purchase of assets	-	-	-	-	-
Stock-based compensation expense	-	-	648	-	648
Net loss	-	-	-	(4,043)	(4,043)

Balances, June 30, 2021	22,812,119	$2	$79,254	$(42,777)	$36,479

Exercise of stock options	200,000	-	330	-	330
Stock-based compensation expense	-	-	1,113	-	1,113
Net loss	-	-	-	(5,453)	(5,453)

Balances, September 30, 2021	23,012,119	$2	$80,697	$(48,230)	$32,469

	Nine Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	23,012,119	2	81,160	(55,623)	25,539
Issuance of Common Stock:
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022	23,012,119	$2	$81,991	$(60,954)	$21,039

Fair value of warrants issued:
To consultants for services	-	-	131	-	131
Stock-based compensation expense	-	-	661	-	661
Net loss	-	-	-	(6,992)	(6,992)

Balances, June 30, 2022	23,012,119	$2	$82,783	$(67,946)	$14,839
Fair value of warrants issued:
To consultants for services	-	-	100	-	100
Stock-based compensation expense	-	-	350	-	350
Net loss	-	-	-	(5,434)	(5,434)

Balances, September 30, 2022	23,012,119	$2	$83,233	$(73,380)	$9,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,756)	$(12,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,621	2,195
Loss on disposal of assets	36	-
Depreciation and amortization	500	565
Non-cash lease expense	383	-
Fair value of warrants issued for services	452	232
Common stock issued for services	-	20
Accretion of discount on note receivable	-	(22)
Forgiveness of indebtedness income	(1,265)	-
Changes in operating assets and liabilities:
Accounts receivable	337	(2,402)
Operating lease liabilities	(376)	196
Tenant improvement allowance	516	-
Prepaid expenses and other current assets	(541)	(929)
Deposits	(17)	(47)
Accounts payable	(276)	(81)
Accrued expenses	(644)	797
Other liabilities	261	-
Contract liability	182	758

Net cash used in operating activities	(16,587)	(11,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(724)	(2,014)
Payment for business acquisition	-	(225)
Principal collections under note receivable	-	13

Net cash used in investing activities	(724)	(2,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	27,930
Redemption of preferred stock	-	(1,500)
Payments for issuance costs	-	(2,238)
Principal payments on debt	-	(25)

Net cash provided by financing activities	-	24,167

Net decrease in cash and cash equivalents	(17,311)	10,328
Cash and cash equivalents at beginning of year	24,030	18,206

Cash and cash equivalents at end of year	$6,719	$28,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of indebtedness income	$1,265	$-
Fair value of warrants issued in asset purchase	$-	$136
Fair value of warrants issued in business acquisition	$-	172
Fair value of warrants issued to underwriters in connection with follow-on offering	$-	$1,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months ended September 30, 2022

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually after the close of the year. There was no impairment of goodwill recognized at December 31, 2021. There were no indicators of impairment that occurred for the three or nine months ended September 30, 2022 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Our evaluation of long-lived assets completed for the years ended December 31, 2021 resulted in no impairment loss. No triggering events indicating potential impairment were identified for the three or nine months ended September 30, 2022.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 and $0.2 million for the three and nine months ended September 30, 2022 respectively and less than $0.1 million for the three and nine months ended September 30, 2021.

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

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective as of September 30, 2022.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the nine months ended September 30, 2022:

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

As of September 30, 2022, the Company had an accumulated deficit of approximately $73.4 million. For the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of approximately $17.8 and $12.9 million, respectively. Net cash used in operating activities amounted to approximately $16.6 million and $11.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had total liabilities of approximately $8.5 million

As of September 30, 2022, the Company had approximately $6.7 million in cash and cash equivalents, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 – REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months and nine months ended September 30, 2022 and 2021, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Product revenue:
Appliance sales to VIPs	$1,909	$1,584	$5,846	$4,498	(1)
Center revenue	105	134	511	344
Total product revenue	2,014	1,718	6,357	4,842

Service revenue
VIP	1,553	2,327	3,603	6,431
Billing intelligence services	265	248	937	668	(2)
Management service revenue (includes MID)	11	90	82	223
Sponsorship/seminar/other	403	163	1,095	327
Total service revenue	2,232	2,828	5,717	7,649

Total revenue	$4,246	$4,546	$12,074	$12,491

(1)	Revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.
(2)	Revenue from maintenance and subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for the nine months ended September 30, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.
(3)	Revenue disclosed above for the nine months ended September 30, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	September 30,
	2022	2021

Beginning balance, January 1	$2,399	$2,938
New contracts, net of cancellations	1,183	1,617
Revenue recognized	(1,421)	(1,753)

Ending balance, March 31	$2,161	$2,802
New contracts, net of cancellations	1,556	3,664
Revenue recognized	(1,320)	(2,351)

Ending balance, June 30	$2,397	$4,115
New contracts, net of cancellations	1,950	1,909
Revenue recognized	(1,766)	(2,327)

Ending balance, September 30	$2,581	$3,697

Current portion of deferred revenue is approximately $2.4 million which is expected to be recognized over the next 12 months from the date of the period presented.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying unaudited consolidated statement of operations.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2022 and December 31, 2021, property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2022	2021

Furniture and equipment	$1,277	$1,394
Leasehold improvements	2,479	2,387
Construction in progress	806	212
Molds	75	75
Gross property and equipment	4,637	4,068
Less accumulated depreciation	(1,593)	(1,243)

Net Property and equipment	$3,044	$2,825

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reporting unit consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
Reporting Unit	2022	2021

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

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

Intangible Assets

As of September 30, 2022 and December 31, 2021, identifiable intangible assets were as follows (in thousands):

	September 30,	December 31,
	2022	2021

Patents and developed technology	$2,136	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,493	2,493
Less accumulated amortization	(2,181)	(2,152)

Net intangible assets	$312	$341

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months ended September 30, 2022 and 2021, and less than $0.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of September 30,

2022	$9
2023	39
2024	39
2025	39
2026	23
Thereafter	163

Total	$312

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021

Accrued payroll	$1,187	$1,397
Accrued legal and other	667	990
Lab rebate liabilities	325	466

Total accrued liabilities	$2,179	$2,853

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

NOTE 8 – PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of September 30, 2022, the Company’s Board of Directors has authority to designate up to an additional 50 million shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

During the three months ended September 30, 2022 and 2021, the Company issued stock options to purchase 15,000 and 539,000 shares of Common Stock at a weighted average exercise price of $1.45 and $4.41 per share, and for nine months ended September 30, 2022 and 2021, the Company issued stock options to purchase 570,000 and 969,000 shares of Common Stock at a weighted average exercise price of $2.30 and $5.23 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $1.29 and $7.50 per share. Options for the purchase of 523,337 shares of Common Stock expired as of September 30, 2022. The following table summarizes all stock options as of September 30, 2022 and 2021 (shares in thousands):

	2022				2021
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,851		$5.00	1.1	2,302		$4.84	1.3
Grants	570		2.30		969		5.23	4.72
Forfeited	(523)		-		(200)		6.25
Exercised	-		-		(200)		1.65

Outstanding, at September 30	2,898	(3)	4.56	3.0	2,871	(3)	4.96	3.3

Exercisable, at September 30	2,180	(4)	4.00	3.1	1,712	(4)	4.53	2.7

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of September 30, 2022, the aggregate intrinsic value of stock options outstanding was $ 0.

(4)	As of September 30, 2022, the aggregate intrinsic value of exercisable stock options was $ 0.

For the nine months ended September 30, 2022, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

	2022	2021

Grant date closing price of Common Stock	$1.45	$4.96
Expected term (years)	3.5	3.5
Risk-free interest rate	3.1%	0.8%
Volatility	135%	141%
Dividend yield	0%	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the nine months ended September 30, 2022 was $1.45.

For the three months ended September 30, 2022 and 2021, the Company recognized approximately $0.4 million and $1.1 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized approximately $1.6 million and $2.2 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of September 30, 2022 was approximately $2.9 million, which will be recognized over the weighted average remaining term of 3 years as of September 30, 2022.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the nine months ended September 30, 2022 (shares in thousands):

	2022				2021
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,556		$7.44	2.6	1,960		$7.40	3.4
Grants of warrants:
Consultants for services	210	(3)	1.05		371	(4)	7.56
Acquisition of assets	-				225	(5)	7.56

Outstanding, September 30	2,766	(4)	7.01	2.1	2,556	(6)	7.44	3.1

Exercisable, September 30	2,478	(5)	7.12	2.1	2,311	(7)	7.42	3.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February, 2022, the Company granted warrants to consultants in exchange for marketing, business development, investor relations and communication services. Warrants issued in February 2022 provide for the purchase of an aggregate of 80,000 shares of Common Stock and are exercisable at $3.27 per share. The aggregate fair value of the February warrants amounted to $0.1 million which is being recognized over the period that the services are provided. In May, 2022, the Company granted warrants to consultants in exchange for marketing and business development services. Warrants issued in May 2022 provide for the purchase of an aggregate of 130,000 shares of Common Stock and are exercisable at $1.29 per share. The aggregate fair value of the May warrants amounted to $0.1 million which is being recognized over the period that the services are provided. For the nine months ended September 30, 2022, the Company recognized expense of $0.5 million.

(4)	As of September 30, 2022, the aggregate intrinsic value of warrants outstanding was $0.

(5)	As of September 30, 2022, the aggregate intrinsic value of warrants exercisable was $0.

For the nine months ended September 30, 2022, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

	2022	2021

Measurement date closing price of Common Stock (1)	$1.05	$7.56
Contractual term (years) (2)	5.0	3.0
Risk-free interest rate	2.4%	0.5%
Volatility	135%	139%
Dividend yield	0%	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2022 and 2021, options for the purchase of 15,000 and 539,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants. For the nine months ended September 30, 2022 and 2021, options for the purchase of 570,000 and 969,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and nine months ended September 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at September 30, 2022 and December 31, 2021 to record the deferred tax asset that is not likely to be realized.

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

In addition, our fourth quarter 2021 revenue growth was impacted by lower VIP enrollments due largely to the COVID-19 Omicron variant resurgence. We achieved sales growth despite seeing significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the middle and latter part of 2021. Fortunately, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during the first three quarters of 2022.

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

As of September 30, 2022, the components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	2022	2021	2022	2021

Operating lease cost	$148	$69	$410	$522
Total net lease cost	$148	$69	$410	$522

Rent expense, including real estate taxes and related costs, for the three months ended September 30, 2022 and 2021 aggregated approximately $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 aggregated approximately $0.4 million and $0.5 million, respectively. This is included under general and administrative expense.

As of September 30, 2022, the remaining lease terms and discount rate used are as follows:

2022

Weighted-average remaining lease term (years)	5.18
Weighted-average discount rate	8.0%

As of September 30, 2022, the maturities of the Company’s future minimum lease payments were as follows:

As of September 30,

2022 (remaining three months)	$141
2023	683
2024	705
2025	654
2026	564
Thereafter	735
Total lease payments	3,482
Less: Imputed interest	(635)
Total	$2,847

NOTE 14 – NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of September 30, 2022 and 2021, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	September 30,
	2022	2021
Calculation of Numerator:
Net loss	$(17,756)	(12,895)

Loss applicable to common stockholders	$(17,756)	$(12,895)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	21,233,485	20,634,092

Net loss per share of Common Stock (basic and diluted)	$(0.84)	$(0.62)

As of September 30, 2022 and December 31, 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	September 30,	December 31,
	2022	2021
Common stock warrants	2,766	2,556
Common stock options	2,898	2,851
Total	5,664	5,407

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of September 30, 2022 and December, 31 2021, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the nine months ended September 30, 2022 and 2021, the Company did not have any recurring measurements for the fair value of assets and liabilities.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended September 30, 2022 and 2021, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2022, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $6.7 million. As of September 30, 2021, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $28.5 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 16 – RECLASSIFICATION OF PRIOR QUARTER PRESENTATION

Certain prior quarter amounts have been reclassified for consistency with the current quarter presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the nine months ended September 30, 2021, to identify sales and marketing expenses that were included in general and administrative expense of approximately $0.9 million. This change in classification does not affect previously reported operating expenses, operating loss before interest expense and income taxes and net loss on the Consolidated Statements of Operations.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical protocols led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the U.S. Food and Drug Administration (or FDA) cleared uses) in over 31,000 patients treated worldwide by more than 1,650 trained dentists.

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

New VIP Case Starts (Product Revenue). Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases, with approximately thirty-six percent (36%) of VIPs accounting for all new case starts during the quarter ended September 30, 2022. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists the simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during the third quarter of 2022.

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

Results of Operations

Comparison of the three months and nine months ended September 30, 2022 and 2021

Our unaudited consolidated statements of operations for the three months and nine months ended September 30, 2022 and 2021 are presented below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Revenue
Product revenue	$2,014	$1,718	$296	$6,357	$4,842	$1,515
Service revenue	2,232	2,828	(596)	5,717	7,649	(1,932)
Total revenue	4,246	4,546	(300)	12,074	12,491	(417)
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,750	1,363	387	4,439	2,994	1,445
Gross profit	2,496	3,183	(687)	7,635	9,497	(1,862)
Gross profit %	59%	70%		63%	76%

Operating expenses
General and administrative	6,622	6,517	105	22,118	17,669	4,449
Sales and marketing	1,106	1,976	(870)	3,985	4,234	(249)
Depreciation and amortization	175	193	(18)	500	565	(65)

Operating loss	(5,407)	(5,503)	96	(18,968)	(12,971)	(5,997)

Non-operating income (expense)
Other expense	(36)	(9)	(27)	(152)	(10)	(142)
PPP loan forgiveness	-	-	-	1,287	-	1,287
Other income	9	59	(50)	77	86	(9)

Net loss	$(5,434)	$(5,453)	$19	$(17,756)	$(12,895)	$(4,861)

Comparison of the three months ended September 30, 2022 and 2021

Revenue

Revenue decreased by approximately $0.3 million, to $4.2 million for the three months ended September 30, 2022 compared to $4.5 million for the three months ended September 30, 2021. Revenue during the third quarter of the year decreased approximately $0.8 million due to lower VIP enrollments during the three months ended September 30, 2022, and approximately $0.1 million due to lower management revenue from our MID clinics. This was offset by an increase of approximately $0.3 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.3 million in BIS revenue, myofunctional therapy service revenue, and sleep testing services.

During the three months ended September 30, 2022, we enrolled 56 VIPs and recognized VIP revenue of approximately $1.6 million, a revenue decrease of 33% compared to the three months ended September 30, 2021, when we enrolled 56 VIPs for a total of approximately $2.3 million. Revenue growth was impacted by a change in our revenue recognition methodology adopted during 2022, and the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the third quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the three months ended September 30, 2022, we sold 3,057 oral appliance arches for a total of approximately $1.9 million, a 20% revenue increase from the three months ended September 30, 2021 when we sold 2,996 total oral appliance arches for a total of approximately $1.6 million. Lastly, for the three months ended September 30, 2022, we had approximately $0.1 million in center revenue, compared to approximately $0.1 million for the three months ended September 30, 2021, and approximately $0.4 million in our orofacial myofunctional therapy revenue, compared to approximately $0.2 million for the three months ended September 30, 2021 due to the introduction of these services late in the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.4 million to approximately $1.8 million for the three months ended September 30, 2022 compared to approximately $1.4 million for the three months ended September 30, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes an increase of approximately $0.3 million related to costs associated with VIP enrollment and training, and approximately $0.2 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage home sleep test rings, offset by approximately $0.1 million decrease in appliance fees.

For the three months ended September 30, 2022, gross profit decreased by approximately $0.7 million to $2.5 million. This decrease was attributable to an increase in cost of sales of $0.4 million explained above, coupled with a decrease in revenue of approximately $0.3 million. Gross margin decreased to 59% for the three months ended September 30, 2022 compared to 70% for the three months ended September 30, 2021, primarily driven by higher costs associated with VIP enrollments due to new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $0.1 million, or approximately 2%, to approximately $6.6 million for the three months ended September 30, 2022, as compared to $6.5 million for the three months ended September 30, 2021. The primary driver of this increase was an increase of approximately $0.2 million to general corporate costs such as consulting and professional fees, an increase of approximately $0.2 million related to travel expenses, an increase of approximately $0.1 million for information and technology supplies and equipment, offset by approximately $0.3 million decrease related to bad debt expense, as well as approximately $0.1 million decrease in research and development and repairs and maintenance.

Sales and Marketing

Sales and marketing expense decreased by $0.9 million to $1.1 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021. This decrease is due to approximately $0.6 million reduction in digital campaigns, and approximately $0.7 million decrease in materials and product samples, which was offset by an increase of approximately $0.2 million on improving the Vivos website, an increase in sales commissions of approximately $0.1 million and an increase of approximately $0.1 million in additional print media marketing and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended September 30, 2022 and 2021. The insignificant change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

Revenue decreased approximately $0.4 million, to $12.1 million for the nine months ended September 30, 2022 compared to $12.5 million for the nine months ended September 30, 2021. Revenue during the first nine months of the year decreased due to a decrease of approximately $2.4 million in VIP enrollment revenue related to 2022, as well as an adjustment to our revenue recognition methodology which resulted in a cumulative decrease of approximately $0.4 million in VIP revenue related to prior years. This was offset by an increase of approximately $1.3 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.2 million in revenue from our two company-owned dental centers, (iii) an increase of approximately $0.5 million in BIS revenue and myofunctional therapy service revenue, (iv) and increase of approximately $0.2 million in sleep testing services.

During the nine months ended September 30, 2022, we enrolled 146 VIPs and recognized VIP revenue of approximately $3.6 million, a decrease of 44% in revenue compared to the nine months ended September 30, 2021, when we enrolled 162 VIPs for a total of approximately $6.4 million. Revenue growth was impacted by a change in our revenue methodology adopted during 2022, and the COVID-19 Delta and Omicron variant resurgences towards the end of 2021 and through the third quarter of 2022. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the nine months ended September 30, 2022, we sold 9,343 oral appliance arches for a total of approximately $5.8 million, a 30% increase from the nine months ended September 30, 2021 when we sold 8,648 total oral appliance arches for a total of approximately $4.5 million. Lastly, for the nine months ended September 30, 2022 we had approximately $0.5 million in center revenue, compared to approximately $0.3 million for the nine months ended September 30, 2021, and approximately $0.8 million in our orofacial myofunctional therapy revenue, compared to $0.2 million for the nine months ended September 30, 2021 due to the introduction of these services late in the first quarter of 2021.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $1.4 million to approximately $4.4 million for the nine months ended September 30, 2022 compared to approximately $3.0 million for the nine months ended September 30, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes approximately $0.4 million related to costs associated with appliances, an increase of approximately $0.6 million related to costs associated with VIP enrollment and training, and approximately $0.5 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage rings.

For the nine months ended September 30, 2022, gross profit decreased by approximately $1.9 million to $7.6 million. This decrease was attributable to an increase in cost of sales of $1.5 million explained above, coupled with a decrease in revenue of approximately $0.4 million. Gross margin decreased to 63% for the nine months ended September 30, 2022 compared to 76% for the nine months ended September 30, 2021, primarily driven by the higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments due to new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $4.5 million, or approximately 25%, to approximately $22.1 million for the nine months ended September 30, 2022, as compared to $17.7 million for the nine months ended September 30, 2021. The primary driver of this increase was an increase in personnel and related compensation of approximately $2.2 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. The increase in payroll related costs were mainly a result of increased headcount (from 147 employees at September 30, 2021 to 170 employees at September 30, 2022). Other drivers of the increase in general and administrative expenses included an increase of approximately $1.3 million to general corporate costs such as consulting and professional fees, an increase of approximately $1.2 million related to travel expenses, and an increase of approximately $0.8 million for information and technology supplies and equipment, as well as corporate expenses such as filing fees, subscriptions, and office expenses, offset by a decrease of approximately $0.5 million in bad debt allowance and approximately $0.2 million in bank and merchant fees. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense decreased by $0.2 million to $4.0 million for the nine months ended September 30, 2022, compared to $4.2 million for the nine months ended September 30, 2021. This decrease relates to approximately $1.3 million reduction in marketing campaigns, materials and product samples, a decrease in sales commissions of approximately $0.5 million, to which was offset by an increase of approximately $0.9 million on improving the Vivos website, and approximately $0.4 million spent on conventions and tradeshows, and approximately $0.2 million on print media and marketing supplies. The main driver to the decrease in commissions is due to the decrease in VIP enrollments.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The insignificant change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

PPP Loan Forgiveness

PPP loan forgiveness is approximately $1.3 million for the nine months ended September 31, 2022 when compared to none for the nine months ended September 30, 2021. The increase is due to the PPP loan being forgiven by the SBA in its entirety.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We have incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $73.4 million, and approximately $6.7 million in cash, which will not be sufficient to fund our operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows

The following table presents a summary of our cash flow for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021

Net cash provided by (used in):
Operating activities	$(16,587)	$(11,613)
Investing activities	(724)	(2,226)
Financing activities	-	24,167

Net cash used in operating activities of approximately 16.6 million for the nine months ended September 30, 2022 is an increase of approximately $5.0 million compared to net cash used in operating activities of approximately $11.6 million for the nine months ended September 30, 2021. This increase is due primarily to the increase in our net loss of approximately $4.9 million, an increase of approximately $0.3 million in accounts payable, a decrease of approximately $0.6 million in accrued expenses due to increase in consulting fees, legal fees, third party lab fees associated with the production of our appliances, an increase of approximately $0.5 million in prepaid expenses and current assets primarily driven by annual renewals of subscriptions and other paid services, and an increase of approximately $1.3 attributable to PPP loan forgiveness on January 21, 2022, offset by a decrease of approximately $0.2 million in accounts receivable related to a decrease in VIP enrollments, an increase of approximately $0.5 million due to the collection of a tenant improvement allowance related to the build-out of the Vivos Institute in Denver, Colorado.

For the nine months ended September 30, 2022, net cash used in investing activities consisted of capital expenditures for software of $0.7 million related to the development of software for internal use, which is expected to be placed in service in 2023.

For the nine months ended September 30, 2022, there was no cash used in financing activities.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months and nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure by involving third-party consulting firms to assist in the review and presentation of revenue, adding accounting personnel, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

