Form 10-K
period 2022-12-31
Vivos Therapeutics, Inc.
filed 2023-03-30
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO X

As of June 30, 2022, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $23.2 million based on the last reported sales price of $1.29 as quoted on the Nasdaq Capital Market on such date.

The registrant had 29,678,786 shares of its common stock, $0.0001 par value per share, outstanding as of March 28, 2022.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that known and unknown risks, uncertainties and other factors, including those over which we may have no control and others listed in the “Risk Factors” section of this Annual Report on Form 10-K, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward-looking statements by words or phrases such as “may,” “hope,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or the negative of these terms or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method as a treatment for dentofacial abnormalities and/or mild to moderate obstructive sleep apnea (“OSA”) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

-ii-

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division and SleepImage® home sleep apnea test);

●	our ability to identify, acquire and integrate complimentary businesses, assets and/or technologies into our product offerings and overall business model;

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic, rising inflation and volatile capital markets) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections in this Annual Report on Form 10-K. You should thoroughly read this Annual Report on Form 10-K and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Risks Related to Our Business and Industry

●	Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate our past performance and future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will affect future revenue and earnings.

-iii-

●	We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

●	Our VIP program is a relatively new business model for us, and management has limited experience operating this model.

●	We will need to raise additional capital to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner, which could adversely affect our liquidity, financial position, and ability to continue operations.

●	We have identified material weaknesses in our internal control over financial reporting.

●	A material portion of our future revenue is expected to derive from sales and enrollments of new dentists into our VIP program, including dentists who are part of a Dental Service Organization (“DSO”) which leaves us reliant on the willingness of dentists and/or DSO groups to continue to enroll.

●	We will not be successful if The Vivos Method is not sufficiently adopted by the medical and dental communities, including independent practitioners and dental service organizations.

●	We may not be able to successfully implement our growth strategies for our VIPs, which could harm our business, financial condition and results of operations.

●	The long-term success of our VIP program is highly dependent on our ability to successfully identify, recruit and enroll target dental practices as well as to convince other medical professionals to participate in the treatment of OSA with our products and services.

●	Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

●	The SleepImage® home sleep test used in our VivoScore Program is a relatively new technology which may not be utilized by VIPs to the degree anticipated.

●	Further clinical studies of our products comprising The Vivos Method may adversely impact our ability to generate revenue if they do not demonstrate that The Vivos Method is effective.

●	Our business and results of operations may be impacted by the extent to which patients using The Vivos Method achieve adequate levels of third-party insurance reimbursement.

●	Our products and third-party contract manufacturing activities are subject to extensive governmental regulation that could prevent us from selling Vivos appliances or introducing new and/or improved products in the United States or internationally.

●	We face significant competition in the market for treating sleep related breathing disorders, and we may be unable to manage or respond to competitive pressures.

●	We may not be able to protect our patents and proprietary technology and may become subject to intellectual property claims or litigation.

●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

●	If we are unable to comply, or have not fully complied, with federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations, we could face substantial penalties.

-iv-

●	The misuse or off-label use of The Vivos Method could result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

●	We have undertaken and plan to continue to explore acquisitions of complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

Risks Related to Our Products and Regulation

●	Our failure to obtain government approvals, or to comply with ongoing, and ever increasing, governmental regulations relating to our technologies and products, could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.

●	We cannot assure that we will be able to complete any required clinical trial programs successfully within any specific time, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

●	Modifications to The Vivos Method may require additional FDA approvals which, if not obtained, could force us to cease marketing and/or recall the modified device until we obtain new approvals.

●	We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.

●	Treatment with The Vivos Method has only been available for a relatively limited time, and we do not know whether there will be significant post-treatment regression or relapse.

●	Our Medical Integration Division business line may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

Risks Related to Our Securities Generally

●	The market for our common stock is relatively new and may not develop to provide investors with adequate liquidity.

●	The market price of our common stock has been and may continue to be highly volatile, which creates the risk of substantial losses for investors.

●	Our failure to meet the continuing listing requirements of The Nasdaq Capital Market could result in a de-listing of our securities.

●	Our officers and directors may have the ability to exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

●	The terms of our January 2023 private placement could hamper our fundraising efforts.

-v-

PART I

Item 1. Business.

Overview

We are a revenue stage medical technology company focused on the development and commercialization of a suite of innovative diagnostic and multi-disciplinary treatment modalities for patients with cranial and/or dentofacial abnormalities and the wide array of medical conditions that may result from them, including mild to moderate obstructive sleep apnea (known as OSA) and snoring in adults. We believe our proprietary diagnostic tools, oral appliances, myofunctional therapy, clinical treatments, continuing education, and practice solutions represent a powerful and highly effective set of resources for healthcare providers of all disciplines who treat patients suffering from debilitating and even life-threatening breathing related sleep disorders and their comorbidities.

Our primary focus has been on expanding awareness of, and providing treatment options for OSA for, the dentistry market, which we believe represents a large and relatively untapped market for OSA treatment. As our business has evolved, we have expanded our treatment and marketing programs to encompass a more multidisciplinary approach as we have learned even more about how OSA and its comorbidities are diagnosed and treated. In this Annual Report on Form 10-K, we sometimes refer to dentists and other medical professionals who treat OSA as “providers” (including our own Vivos-trained dentists).

Studies have shown our comprehensive and multidisciplinary approach represents a significant improvement in the treatment of mild to moderate OSA in comparison to or when combined with other largely palliative treatments such as continuous positive airway pressure (or CPAP). We call our solution The Vivos Method.

Our Products and Services

Currently, The Vivos Method comprises the following products and services:

●	Vivos Complete Airway Repositioning and/or Expansion (CARE) oral appliance therapy including our:

●	Daytime Nighttime Appliance (or DNA appliance®) was granted 510(k) clearance from the U.S. Food & Drug Administration (or FDA) as a Class II medical device in December 2022 for the treatment of snoring and mild to moderate OSA in adults. It is the only oral appliance ever to receive FDA clearance to treat OSA without mandibular advancement as its primary mechanism of action.

●	Mandibular Repositioning Nighttime Appliance (or mRNA appliance®) has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults.

●	Modified Mandibular Repositioning Nighttime Appliance (or mmRNA appliance), for which we were granted FDA Class II market clearance in August 2021 for treating mild to moderate OSA, jaw reposition and snoring in adults.

●	Vivos Guides are pre-formed, flexible, BPA-free, base polymer, monoblock intraoral guide and rescue appliances. The Guides are a Class I FDA-registered product for orthodontic tooth positioning typically used by dentists in children to address malocclusions and promote proper guided growth and development of the mouth and jaws.

●	Vivos Versa is an FDA 510k cleared Class II device for treating mild to moderate OSA. It is a comfortable, easy-to-wear, medical grade nylon, 3D printed oral appliance featuring mandibular advancement as its mechanism of action. It is priced to be very cost effective and offers Vivos providers and patients a comfortable and effective product at a much lower price point for treatment. As with all other non-CARE oral appliances, the Vivos Versa must be worn nightly for life in order to remain clinically effective. We believe many Vivos Versa patients will eventually migrate up to our proprietary Vivos CARE products.

●	POD® and Night Block™ are devices we acquired in February 2023 and are described further below. We believe these products have significant potential, and we are currently working to integrate them into our overall offering.

●	Vivos MyoCorrect oral myofunctional therapy (OMT) services. Studies have shown OMT to be a clinically valuable adjunctive treatment for patients with breathing related sleep disorders. When combined with Vivos’ CARE products and treatments, OMT can deliver an enhanced effect in many patients using our appliances. MyoCorrect treatment services are cost-effective for providers and convenient for patients. MyoCorrect is billable to medical insurance in most cases and constitutes an additional profit center for both Vivos and providers.

●	VivoScore (from SleepImage®), Rhinomanometry (from GM Instruments), Cone Beam Computerized Tomography or CBCT (from multiple vendors), Joint Vibration Analysis (from BioResearch) and other key diagnostic technologies play an essential role as part of The Vivos Method in patient assessment, proper clinical diagnosis, treatment planning, progress measurement, and optimal outcome facilitation. We believe the combination and integration of such diagnostic tools and equipment as particularly taught to and practiced by Vivos-trained providers constitutes a key trade secret of our company.

●	Vivos AireO2 is an Electronic Health Record (EHR) software program specifically designed for use as a full practice management software program in a medical or dental practice environment where treating breathing related sleep disorders is performed. The program is very well suited to handle both medical and dental billing and is integral in our Treatment Navigator program.

●	Treatment Navigator is our most recent program to assist a clinician’s patients who may have a breathing related sleep disorder to get screened, diagnosed by a board-certified sleep specialist, obtain insurance verification of benefits and preauthorization (where required), have their questions answered, and receive assistance with scheduling, financing, medical billing or any other concerns regarding treatment options best suited to their individual situation. Dentists typically pay set fees to us for this service.

●	Vivos Billing Intelligence Service (BIS) is our medical and dental billing service. It is both a subscription and fee for service program for healthcare practitioners who wish to optimize their insurance reimbursement by leveraging both medical and dental benefits. We are unaware of any other software platform or service on the market that offers the same set of features or capabilities.

●	Vivos Airway Intelligence Service (AIS) is our technical support and advisory service that supports clinicians in their patient data analysis, case selection, treatment planning and treatment implementation. AIS reports and services are priced into the cost of appliances to providers.

●	The Vivos Institute (TVI) is widely regarded as one of the top educational and learning centers for dentofacial related breathing and sleep disorders in North America. Opened in 2021, TVI is housed in a state-of-the-art 18,000 square foot facility near the Denver International Airport where doctors from around the world come to receive instruction and advanced clinical training in a wide range of topics delivered by leading national and international medical sleep specialists, cardiologists, pediatric sleep specialists, dentists, orthodontists, specially trained chiropractors, nutritionists, key industry business leaders, and university-based clinical researchers.

These products are used in a collaborative multidisciplinary treatment model comprised of dentists, general practice physicians, sleep specialist physicians, myofunctional therapists, nutritionists, chiropractors, physical therapists, and healthcare professionals. Our subscription-based program to train dentists and offer them other value-added services is called the Vivos Integrated Practice (VIP) program.

During 2022, we continued to expand and grow our screening and home sleep test (“HST”) program (which we call our VivoScore Program) featuring SleepImage® technology, a 510(k) cleared ring-based recorder and diagnostic platform for home sleep apnea testing. We market and distribute our SleepImage® HST in the U.S. and Canada pursuant to a licensing agreement with MyCardio LLC. During 2022, Vivos providers performed nearly 60,000 VivoScore home sleep tests, up 99% over 2021. Due to the volume of business that we have generated with MyCardio LLC, we now receive pricing and terms for SleepImage® products and services that are well below their published retail prices. We believe the rapid growth of our VivoScore program confirms our belief that the SleepImage® HST offers significant commercial advantages and ease of use over existing home sleep apnea products and technologies in the market and allows healthcare providers to screen, diagnose and initiate treatment for OSA in their patients more efficiently.

We have not yet seen a corresponding increase in patient enrollment in The Vivos Method treatment, however, and based on feedback from our Vivos-trained providers, we believe this to be a function of staffing turnover and labor shortages that continue to adversely impact the dental workplace. Throughout 2022, we continued to address this by conducting additional regional dental team training sessions on integrating Vivos products and treatments. In addition, we drastically reduced the number of Practice Advisors who had previously been dispatched as “boots on the ground” to help facilitate case starts and provide Vivos-trained providers with support, and we replaced them with a new service called Treatment Navigator which we piloted and rolled out in the late summer and fall of 2022.

Treatment Navigators work effectively as extensions of the dental office, working directly with perspective patients to provide them information on The Vivos Method, aiding in education, screening, insurance verification of benefits and preauthorization, coordination among various professional practitioners, recordkeeping, problem solving, as well as, delivering a home sleep test and following up with scheduling an appointment with a VIP in their area. Dental offices who wish to avail themselves of this service pay Vivos enrollment fees and per case fees for the service, thus adding an important new revenue line and profit center to the business. As of December 31, 2022, there are approximately 70 Vivos-trained (VIP) dental offices who are at some stage of onboarding with our Treatment Navigator program. Based on early feedback, we expect the Treatment Navigator program to continue to grow into a material and important revenue stream as we move forward.

In June 2022, we announced an exclusive distribution agreement with GM Instruments, Ltd. for the distribution of GM Instruments’ NR6 Rhinomanometer, the only FDA approved 4-phase rhinomanometer available in the U.S. used to calculate nasal airway resistance by measuring nasal flow and the pressure producing that flow. Under this agreement, we became the exclusive U.S. and Canadian distributor of this specialized diagnostic equipment for evaluating nasal breathing and function in dental patients with sleep and breathing issues. The objective measurement of nasal breathing can be an essential data point in determining the appropriate breathing and sleep issue treatment pathway as well as a predictor of potential CPAP intolerance or other treatment failure. Based in the United Kingdom, GM Instruments is a global manufacturer and distributor of diagnostic technology for assessing nasal and respiratory flow and function. The NR6 Rhinomanometer offers a quick non-invasive test to measure the function of the nose during active breathing. These test results are being used by Vivos-trained dentists and others to measure outcomes of improvement for pre- mid- and post-treatment of patients undergoing a variety of treatment modalities. Additionally, GM Instruments products are planned for use as part of research protocols to improve and support the outcomes of Vivos products and methods for OSA diagnosis and treatment.

In addition, on February 28, 2023, we acquired certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC (“AFD”), a company holding propriety technology on certain FDA 510(k) cleared dental and medical devices. With this asset purchase transaction, we acquired U.S. patents, provisional patent applications as well as International patents, PCT patents and patent applications, thus expanding its product portfolio and revenue potential.

AFD’s flagship product, the Preventive Oral Device®, known as the POD®, is a custom single arch device with an FDA 510(k) clearance for treating an estimated 40 million patients in the U.S. and Canada with Temporomandibular Joint Dysfunction (TMD) and/or Bruxism (teeth grinding or clenching), both known to be closely associated with OSA. Studies have shown that there is a clear connection between OSA and TMD.

AFD’s second FDA 510(k) cleared product, known as the Night Block™, is a custom dual-arch mandibular advancement oral appliance that incorporates patented unilateral bite block technology, which may alleviate or eliminate many of the downsides that may be a result of traditional oral appliance treatment such as inflammation of the TMJ, facial pain, neck pain, headaches, tension, fatigue, clenching, and grinding.

The acquisition of these novel technologies, patent portfolio and product rights further enhance our existing intellectual property and technology base, enabling us to provide new, complementary products to many OSA patients who experience pain, discomfort, headaches, tooth loss, and other symptoms that could be associated with TMD and Bruxism. In addition, this acquisition will provide our providers with an additional treatment option for patients who do not have OSA, but suffer from jaw pain, headaches, and daytime fatigue oftentimes associated with TMD and Bruxism. We expect to be able to manufacture the AFD products through our existing manufacturing relationships.

Background on OSA

OSA is a serious and chronic disease that negatively impacts a patient’s sleep, health, and quality of life. According to a 2019 article published in Chest Physician, it is estimated that OSA afflicts 54 million adults in the U.S. alone. According to a 2016 report by Frost & Sullivan, OSA has an annual societal cost of over $149.6 billion. According to the study “Global Prevalence of Obstructive Sleep Apnea (OSA)” conducted by an international panel of leading researchers, nearly 1 billion people worldwide have sleep apnea, and as many as 80% remain undiagnosed. Research has shown that when left untreated, OSA can increase the risk of comorbidities, such as high blood pressure, heart failure, stroke, diabetes, dementia, chronic pain and other debilitating, life-threatening diseases.

Unfortunately for OSA patients, the medical profession has not been able to provide them with solutions that are both effective and desirable. CPAP is the “Gold Standard” treatment for over 90% of OSA patients, but patients often resist having to wear those devices to bed every night for life, and long-term compliance is reported to be around 50%. Traditional oral appliances can be effective over limited time frames, but often create other problems with temporomandibular joint (or TMJ) dysfunction, open bites, infections, and more. As with CPAP, they too must be worn every night for life to be effective. More radical and invasive options such as neuro-stimulation devices, or maxillomandibular advancement surgery are likewise viewed more as treatments of last resort. When The Vivos Method is presented as a viable treatment option against the alternatives discussed above, we believe it will be the preferred choice of most patients.

We believe our proprietary products comprising the Vivos CARE oral appliances represent the first non-surgical, non-invasive and cost-effective treatment for adults with dentofacial abnormalities and/or patients diagnosed with mild to moderate OSA and snoring. Combining technologies that typically expand the upper airway by altering the size, shape and position of its defining tissues, Vivos CARE represents a completely new treatment modality in the treatment of dentofacial abnormalities that often lead to OSA and many other health conditions.

A recently published peer reviewed study in a high impact medical journal (Sleep Medicine) showed that use of our CARE appliances under the guidance of trained Vivos dentists with access to the complete Vivos Method led to significantly lower Apnea Hypopnea Index scores, significant decreases in OSA severity categories, and significantly increased airway volumes, as measured with no appliance in the mouth. These results come from a set of 220 treated patients. A second database review looking at a set of 786 patients undergoing CARE treatment by providers with access to the Vivos Method was presented at the American Academy of Sleep Medicine’s annual scientific meeting in 2022 with results largely consistent with this published set. A peer reviewed paper on this set is currently in editorial review and anticipated soon. These two data sets furthermore are generally consistent with data seen in multiple smaller case series published over the preceding decade.

The Vivos Method is estimated to be indicated and potentially effective (within the scope of the FDA cleared uses) in approximately 80% of cases of OSA where patients are compliant with clinical treatments. Our patented oral appliances have been utilized in over 33,000 patients treated worldwide by more than 1,700 trained dentists.

Our Target Customers

The House of Delegates of the American Dental Association in 2017 adopted a policy statement describing the important role dentists can play in helping identify patients at greater risk of sleep related breathing disorders. By virtue of the close connection and relationship between the oral cavity and airway form and function, properly trained dentists can play a pivotal and even leading role in the treatment of dentofacial abnormalities which are known to impact breathing and sleep, which in turn can lead to serious health conditions. The VIP program provides dentists with compelling clinical reasons coupled with strong economic incentives to provide their breathing and sleep disordered patients the best care possible.

We have recently expanded our mission and product line positioning to extend the reach and scope of The Vivos Method beyond the dental profession and to allow for greater collaboration and mutual referrals from other healthcare practitioners, including primary care physicians, medical specialists, chiropractors, nutritionists, physical therapists, and others who see and treat patients with breathing and sleep disorders. We believe this extension of our approach will broaden the knowledge among various professions as to what our technology and products can do for their patients, ultimately leading more patients into treatment with Vivos products and services. We also incorporate courses and curricula at The Vivos Institute into our Vivos Method training that provides information, tools, techniques, and systems that enable other healthcare professionals to engage directly with dentists and actively contribute to the best possible clinical outcome for patients.

Our Mission

Our mission is to rid the world of sleep apnea by being a leading technology platform and go-to resource for the latest and most effective treatment modalities, products, and clinical education available to healthcare providers of all specialties who treat patients suffering from breathing related sleep disorders and their comorbidities. We fully recognize that breathing related sleep disorders, including OSA, are often complex conditions with multiple contributing factors that require more than a single solution. To that end, we have broadened our product and services lines that comprise The Vivos Method to go beyond the proprietary technologies featured in our CARE oral appliances, and now offer providers far greater optionality in selecting a diagnostic or treatment solution that is best for their patients. This approach recognizes that there is no “one size fits all” solution for patients, and that both providers and patients are best served by offering a variety of solutions at various price points that can meet the needs of a larger segment of the population.

We believe this evolution of our mission (which was originally focused almost exclusively on the dental community) will appeal to a much broader array of healthcare professionals, including chiropractors, nutritionists, primary care physicians, cardiologists, physical therapists, dentists and others, all of whom have a strong vested interest in the overall health and wellbeing of their patients, and each of whom has something meaningful to contribute when properly educated and trained. In addition, we see tremendous opportunity with Durable Medical Equipment (DME) companies, who also have relationships with OSA patients. As word spreads among a broader array of professionals, equipment suppliers and their patients, we expect more people to come to know and understand the compelling advantages of The Vivos Method. We believe this will allow us to scale our business and grow our company more rapidly.

Our Market Opportunity

According to a March 2021 Sleep Apnea Devices Market Size & Share Report, the global sleep apnea devices market size was valued at $3.7 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 6.2% from 2021 to 2028. According to an American Sleep Association study published in 2020, an estimated 50 million to 70 million people in the U.S. are suffering from some form of sleep disorders. Moreover, according to Canadian Respiratory Journal in 2014, around 5.4 million adults in Canada were diagnosed with sleep apnea or were at higher risk of developing OSA. According to a study conducted by ResMed in 2018, around 175 million people in Europe were suffering from sleep apnea. We therefore believe that effective diagnostic and treatment strategies are needed to minimize the negative health impacts of OSA and to maximize cost-effectiveness.

Based on our direct experience with our Vivos-trained providers performing nearly 60,000 VivoScore HSTs during 2022, we strongly believe the published estimates from available public information, which range from 12% to 20% of the population, seriously underestimate the extent of the condition and scope of the problem in the United States and Canada. Our VivoScore testing routinely results in approximately 50% of patients testing positive OSA, a number consistent with a recent study published in the Journal of the American Heart Association on a sample consisting of ~2000 middle-aged to older adults from the Multi-Ethnic Study of Atherosclerosis, where 47% had moderate-to-severe sleep apnea (OSA). We therefore believe our prior estimate that approximately 15% of the adult population in the United States and Canada suffers from OSA to be extremely conservative. Based on the estimated total adult population of 284 million in the United States and Canada, we believe the total addressable United States and Canadian market could be as high as 80 million adults. To be conservative and based on available data and our internal market analysis, we estimate that over 80% of individuals diagnosed with OSA in the North American addressable market may be candidates for The Vivos Method, leaving us with a total addressable consumer market of approximately 64 million adults.

We currently charge clinicians an average sales price of approximately $1,500 per adult case for The Vivos Method. There are approximately 200,000 general dentists and dental specialists in the United States and another 30,000 in Canada who could potentially offer the Vivos Method to their patients. Add to that the nearly 80,000 licensed chiropractors and over 1.1 million medical doctors across all specialties who routinely see and treat patients with OSA. Each of them see and treat patients with OSA for many related conditions on a regular basis even though the vast majority remain undiagnosed with respect to their OSA. As we raise awareness, and now that new technologies such as SleepImage® have driven the cost of diagnosis down dramatically, more providers will be able to integrate evaluations of breathing and sleep into their basic clinical treatments, and more patients will get diagnosed and seek treatment. Therefore, based on the addressable U.S. and Canadian consumer market described above and average sales price, we believe the addressable consumer market for adults in the United States and Canada is approximately $96 billion.

Our Treatment Alternative for OSA - The Vivos Method

The Vivos Method is a non-invasive, non-surgical, non-pharmaceutical, multi-disciplinary treatment modality for the treatment of dentofacial abnormalities in adults and children and/or mild to moderate OSA and snoring in adults. Proprietary and virtually painless, The Vivos Method has been shown to typically expand the upper airway and offers patients what we believe to be an effective treatment alternative based on published peer-reviewed retrospective clinical data. Based on feedback from independent VIPs and their patients, we believe initial therapeutic benefits from using the treatment guidance’s and devices are often achieved relatively quickly (in days or weeks) and final clinical results are typically achieved in 12 to 18 months), all at a relatively low cost to consumers ranging between $7,000 and $10,000 for adults (costs vary by provider) when compared to other options such as lifetime CPAP or surgery. With our recently announced product line expansion, Vivos now has less expensive treatment options available for patients down to around $3,500. These lower cost options include mandibular advancement devices (MAD) that are not considered a permanent solution, but may offer certain patients an affordable interim solution until they can upgrade to our CARE devices.

The Vivos Method’s CARE devices alter the size, shape and position of the tissues that surround and define the functional space known as the upper airway. Our treatment also improves nasal breathing, reduces mouth breathing, reduces Apnea Hypopnea Index (AHI) scores, and generally facilitates better breathing and sleep. These statements are based on retrospective raw data with validated before and after sleep studies, rhinomanometry testing before and after treatment, Cone Beam Computerized Tomography (CBCT) scans from treating clinicians and patient testimony. As The Vivos Method CARE treatment process progresses, the airway typically expands, with many patients reporting a significant reduction of their mild to moderate OSA and snoring symptoms. The primary products used in The Vivos Method CARE treatment are the DNA appliance®, the mRNA appliance®, and the mmRNA appliance®, each of which is a specifically designed, customized oral appliance that is worn primarily in the evening hours and overnight. The treatment time may range from 10 to 24 months, with 12 to 18 months being typical. Our appliances may require periodic adjustments some of which can be performed by the patient and others that are typically rendered at the dental office where treatment was initiated. Through the course of treatment with The Vivos Method CARE devices, patients have reported a variety of outcomes, including:

●	Reduction of snoring;

●	Reduction in AHI level and/or other measures of OSA;

●	Relief of OSA symptoms;

●	Restoration and improvement of normal (nasal) breathing;

●	Improvement in overall sleep quality;

●	Reduction in the need for other lifetime treatment options such as CPAP;

●	Restoration and maintenance of proper facial symmetry and alignment;

●	Dentofacial and orthodontic improvement and/or correction;

●	Resolution of TMJ pain, clicking, and locking;

●	Facial aesthetic improvement, including a broader smile and reduced “gummy smile”; and

●	Improved posture with better balance and facial symmetry.

Our Growth Strategy

Our goal is to be the global leader in providing a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost alternative for patients with dentofacial abnormalities and/or mild to moderate OSA and snoring in adults. We believe the following strategies will play a critical role in achieve this goal and in establishing more predictable and growing revenue leading, ultimately, to cash flow positive and profitable operations:

●	Expand public awareness of the life-threatening and debilitating nature of OSA and its prevalence throughout the world, while letting the world know of our proprietary and highly effective treatment as an alternative to CPAP. We plan to continue to create public demand for Vivos treatments to drive adoption by healthcare providers and coverage by insurance payers. We also plan to continue building consumer awareness through our direct-to-patient marketing initiatives which we anticipate will include celebrity endorsements, paid search, radio, television, social media, influencers, company sponsored events, corporate wellness programs, and online video.

●	Drive more qualified new patients to our VIP practices. Leveraging social media and online assets, non-dental professional referral sources such as MD’s, chiropractors, physical therapists, and others, as well as DME companies, Vivos is driving more case starts and recurring revenue volume throughout our VIP network. We also believe that by making our Vivos-trained providers more productive and profitable, more new dentists will be encouraged to enroll and get trained.

●	Achieve full payment by in network major insurance carriers for The Vivos Method treatment. We are working to broaden and extend the insurance coverage available to patients for The Vivos Method beyond what it is today. Most insurance payers will reimburse at about 50% of the cost of treatment. We need to drive that percentage up so patients do not have to pay as much out of pocket. To this end, in December 2022, we announced a collaboration with Nexus Dental Systems (“Nexus”), which effectively combines our proprietary out-of-network Billing Intelligence Service with the Nexus’ in-network medical billing platform. The goal is to provide both companies’ medical professional networks with greater access to both in or out-of-network billing with all major medical insurance companies, facilitating case acceptances, insurance billing procedures and reimbursement.

●	Make it easy for both patients and professionals to interact and do business with Vivos. We are simplifying our training, our software, and our products in order to make working with us smooth and easy and a great customer experience.

●	Continue to drive medical and dental community awareness of The Vivos Method and build bridges between medical doctors and dentists through DSO marketing and our Medical Integration Division. In late 2021, we began to market The Vivos Method to the large and rapidly growing segment of private equity and corporate sponsored dental groups known as dental service organizations (known as DSOs). With an estimated 2,600 DSO groups in the U.S. and Canada covering total office locations in excess of 40,000, we believe makes the integration of sleep medicine as part of the DSO offering an ideal fit for Vivos to help drive awareness of OSA, new VIP subscriptions and sales of our products and services. Our MID and our collaborations with Pneusomnia sleep centers, which are owned jointly by both doctors and dentists and managed by Vivos, are also a part of our marketing strategy. We are also continuing to promote awareness of the value proposition of The Vivos Method through training and educating dentists, physicians, and other healthcare providers, including at our TVI in Denver, Colorado.

●	Invest in research and development to drive innovation and expand indications. We are committed to ongoing research and development, and we intend to invest in our business to further improve our products and validate our value proposition.

●	Pursue strategically adjacent markets and international opportunities. We believe there is a significant opportunity for our products outside the United States. We have begun an initial assessment of the development and commercialization of The Vivos Method for markets outside of North America, and we plan to conduct further strategic evaluation of such markets as we expand our market penetration throughout the United States, Canada, the Middle East, Australia, and most recently India.

Our Revenue Model

Our revenue is currently derived from the following primary sources:

●	VIP office training and enrollment fees. These fees are comprised of one-time, up-front fees, as well as optional renewal fees after 12 months.

●	Recurring Vivos appliance sales. Once we train the VIP on how dentists can help treat OSA, the goal is to have them initiate “new case starts” with patients, which leads to sales of our appliances and guides.

●	Recurring VIP subscription fees. These are recurring fees that a portion of our VIPs pay us to receive additional value-added services and training.

●	SleepImage® HST revenue. In 2022, we modified our agreement with MyCardio LLC relating to our SleepImage® HST for sleep apnea, which creates the potential for revenue from our leasing of SleepImage® HST ring recorders to our VIPs as part of the VivoScore Program.

●	The Vivos Institute (TVI). Our TVI provides product-specific training for the use of our products and services. Revenue from such courses is not material at the present time, but our expectation is that increased training awareness of OSA and the promotion of our products and services will be enhanced by our TVI.

●	The Airway Intelligence Service (AIS). This service provides a complete resource for VIPs to help simplify the diagnostic and appliance design matrix and expedite the treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream.

●	Billing Intelligence Services (BIS). This complete third-party billing solution includes a comprehensive integrated revenue cycle management software system that allows dentists to focus on running their practice and delivering the best care for their patients. This medical billing service generates recurring subscription fees from participating VIPs and independent dentists in the United States.

●	AireO2 Patient Management Software. This management software enables healthcare professionals to diagnose, treat and monitor patients with OSA and its related conditions more effectively. Developed in collaboration with Lyon Dental, AireO2 contains features that enhance a VIP’s billing services and practice management systems. AireO2 is a complement to our BIS software system.

●	Medical Integration Division (MID). In late 2020, we launched our MID to assist VIP practices to establish clinical collaboration ties to local primary care physicians, sleep specialists, ear, nose a throat doctors (ENTs), cardiologists, pediatricians, pulmonologists and other healthcare providers who routinely see or treat patients with sleep and breathing disorders. The primary objective of our MID is to promote The Vivos Method to medical providers and thus facilitate the potential for additional mild to moderate OSA patients gaining access to The Vivos Method while offering continuum of care. The MID seeks to fulfill that objective by meeting with VIP dentists and medical providers in their local areas who will establish airway centric clinics using the trademarked name “Pneusomnia “ (which are referred to as Pneusomnia and Pneusomnia Plus Centers). These independent clinics that are owned jointly with medical doctors and dentists or just medical doctors depending on local state regulations will be managed by our company under a management and development agreement which pays us six to eight (6% to 8%) percent of all net revenue from sleep-related services. We also collect a development fee for each clinic prior to opening thus establishing all operational protocols. We have built into our core MID business model a great degree of flexibility, such that elements of each Pneusomnia Center as described above may change and be adapted to local state laws and regulations, and entity formation laws as any such alterations do not violate any state or federal statutes or regulations. We believe our market response from MID activities has been promising, and in March 2021 we announced the opening of the first Pneusomnia Center in Del Mar, California, and in May 2021, the second in Modesto. 2022 was a good year for the MID with the addition of two new locations located in Toluca Lake California, and Newport Beach California. These two new locations are branded under the name Pneusomnia Plus as these are dental offices jointly owned by independent dentists and physicians. The MID has plans to assist in the opening of additional Pneusomnia Centers in several other cities in the U.S. including two locations in Las Vegas, Nevada and one in Scottsdale, AZ. The MID is expected to enhance the overall practice level economics for independent VIP offices and generate additional lines of recurring revenue for us.

●	MyoCorrect (Orofacial Myofunctional Therapy) Program. In March 2021, we introduced orofacial myofunctional therapy (or OMT) as a service that is part of The Vivos Method, under the name MyoCorrect. Through MyoCorrect, dentists enrolled in the VIP program will have access to trained therapists who provide OMT via telemedicine technology. OMT can be a component of obstructive sleep apnea treatment in conjunction with The Vivos Method which includes our Class II oral appliances and treatment guidelines. OMT, which is given by a certified OMT therapist, involves exercises and other techniques aimed at strengthening the tongue and orofacial muscles by teaching individuals how to engage the muscles to the appropriate position. As of December, 31, 2022, 1,206 patients have enrolled in MyoCorrect.

Our Competitive Strengths

We believe that The Vivos Method has numerous advantages that, taken together, set us apart from the competition and position us for success in the marketplace:

●	Significant barriers to entry: We believe that third parties seeking to compete directly with us have significant barriers to entry for the following reasons: competitors must offer a treatment modality with similar features, capabilities, research support, FDA regulatory clearances, and successful clinical outcomes in the market; then establish a comprehensive educational training program featuring other clinical professionals with actual experience and success using that particular treatment modality to properly educate dentists on all clinical aspects of use with patients; then develop and promulgate the systems and best practices required to successfully integrate the treatment of dentofacial abnormalities and/or mild to moderate OSA and snoring using this novel treatment modality in a dental practice; then establish and provide, by recruitment and otherwise, ongoing clinical mentoring and support to independent dentists engaged in treating their patients for dentofacial abnormalities and/or mild to moderate OSA and snoring and related conditions (clinical mentors are limited and may be hard to find); and finally, assisting the dentists with case selection, case acceptance, patient financing, and medical insurance reimbursement. We believe we have strategically and effectively addressed each and every one of the aforementioned barriers to entry, and thus have created a novel and compelling single-source value proposition for dentists seeking to deliver OSA treatment to their patients.

●	Vivos Method insurance reimbursement: Most major commercial insurance (and also Medicare for the mmRNA appliance, which we achieved during 2021), reimburse for our adult treatment in the United States. The average level of commercial payer reimbursement is approximately 50% (with coverage ranging from 5% to 70%), although medical insurance is never a guarantee of payment, and patient deductibles and policy restrictions will vary. Medicare reimbursement for the mmRNA appliance will vary by the Centers for Medicare and Medicaid Services (CMS) jurisdiction in the U.S. We continue to pursue our own billing code(s) for Vivos CARE treatment along with pilot programs at major US payers.

●	Body of published research and strong patient outcomes: Together with our network of trained dentists, we have developed a database of clinical and patient data over approximately ten years that includes an estimated 25,000 patients treated with our proprietary clinical treatments that demonstrates the safety, effectiveness, therapy adherence (patient compliance), and benefits of The Vivos Method for its registered and 510(k) cleared uses. The documented and reported benefits of treatment with The Vivos Method have been consistent across reports from independent dentists and have been highlighted in approximately 60 published studies, case reports, and articles, many of which have been peer reviewed. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption.

●	First mover advantage: Our business model is the first to focus on dentists screening patients for mild to moderate OSA, referring patients to physicians for diagnosis, with the dentists then serving as the primary source of treatment using The Vivos Method for such patients.

●	Differentiated products: To our knowledge, we believe only The Vivos Method offers a truly differentiated, non-invasive treatment option that actually works on a common root cause of OSA. We also believe that older oral appliances are typically less expensive, but do not reshape the upper airway like our appliances, and therefore require nightly use over a lifetime, and have a number of other disadvantages.

●	Intellectual property portfolio and research and development capabilities We have a comprehensive patent portfolio to protect our intellectual property and technology, five design patents that expire between 2023 through 2029 and two utility patents expiring in 2029 and 2030. We own two Canadian patents and one European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. We also have three pending utility patents. Our U.S. trademark portfolio consists of 10 registered marks and one pending trademark applications. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts.

●	Extensive Training and Support Systems: We believe our extensive online and in-person clinical and business systems training program offered through The Vivos Institute is unmatched anywhere in dentistry and is a clear competitive strength that would be difficult to replicate.

●	Targeted approach to market development: We have established a systematic and scalable approach to engage with our primary target audience of U.S. and Canadian dentists actively and consistently. In addition, our MID is actively targeting physicians and other relevant healthcare providers in order to build awareness and collaborative patient options for independent VIP practices.

●	Marketplace acceptance: Patient access to The Vivos Method at a VIP practice is becoming more readily available, and active VIP providers can now be found in almost all major U.S. cities and in many cities in Canada.

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

Our current VIP sales organization is comprised of three teams consisting of:

●	one Enrollment Specialist, who is the primary salesperson responsible for enrolling new VIPs;

●	two Enrollment Support Staff members, who are responsible for organizing potential VIP appointments for the Enrollment Specialist;

●	three Area Business Managers, who are responsible for cultivating new business leads which are referred to the Enrollment Support Staff; Area Business Managers are responsible for cultivating new leads, sales of new products, coordinating local Clinical Education events.

●	one Outreach and Engagement Associate, who is responsible for engaging with potential VIPs in our sales process with surveys and offers of online courses with the purpose of leads to be referred to the Enrollment Support Staff members; and

●	one Practice Advisory Onboarding Specialist, who is responsible for onboarding new VIPs to our training programs.

Our MID is comprised of a Senior Vice President that leads the MID sales, marketing, operations and finance efforts with one Senior Director of Business Development, one Director of Operations and one Senior Market Manager. We plan to grow our MID organization by recruiting candidates that have extensive healthcare backgrounds, strong business development experience setting up physician owned medical facilities/practices and significant healthcare regulatory knowledge.

In the late fourth quarter of 2021, we launched our sales initiative targeting the large and rapidly growing segment of private equity and corporate sponsored dental groups known as Dental Service Organizations (or DSOs). With an estimated 2,600 DSO groups in the U.S. and Canada covering total office locations in excess of 40,000, DSOs provide business management and support to dental practices, including non-clinical operations. In many ways, DSO’s represent the most patient centric and profit motivated model to scale in dentistry, which we believe makes the integration of sleep medicine as part of the DSO offering an ideal fit for Vivos to help drive awareness of OSA, new VIP subscriptions and sales of our products and services. Our early experience in working with DSOs has been that while some DSO-participating dentists have become VIPs and direct customers of ours, in some cases, the DSO would prefer to be the customer or have primary (or shared) responsibility for paying VIP subscription fees to us.

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

We further believe our dentist and medical doctor marketing efforts have been effective in facilitating contact via our Vivos introduction and online training webinars, despite significant headwinds throughout our core customer base, mostly driven by COVID-19 Delta and Omicron variant resurgences in the early and middle part of the year.

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

In terms of continuing training, our sales and clinical advisory dentists conduct training primarily in a highly personalized, deep immersion workshop format at our Vivos Institute. The key topics covered in training include case selection, clinical diagnosis, treatment planning, appliance design, adjunctive therapies, information on our productions and services, guidance on pricing, case acceptance, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many other features of our website. We present our training material in a manner we believe to be superior to most other dental training and experience, including preparatory online courses, didactic lectures, hands-on training, specialized small group breakout sessions, and post training technical support from assigned mentors. As a result, we are able to complete the initial training workshops, both online and in person, typically within just 6-7 days spread out over a couple of weeks. Our success in training approximately 1,650 dentists confirms our belief that training represents a minimal barrier to adoption for most dentists.

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

Insurance Reimbursement

Insurance reimbursement is available across the full spectrum of Vivos appliances. Medical coverage and benefits are subject to medical necessity and payer guidelines. Although medical insurance is never a guarantee of payment, the average reimbursement seen is approximately 50% (ranging from 5% to 70%). Benefits payable are subject to deductibles and policy limitations that may vary. A verification of benefits (VOB) is generally required for all medical policies to check for validity of billable coding for oral appliance therapy (OAT) and need for pre-authorization that may be required for reimbursement. Vivos Integrated Practices (VIPs) typically remain out-of-network with commercial health insurance, but this depends on the individual practice and the commercial payer guidelines in each state. As out-of-network providers, dentists can set their own fees and balance bill the patient for the cost of care not covered by the patient’s health insurance. Although many patients pay for treatment out of pocket on a fee for service basis, the availability of health insurance coverage is an important consideration for many patients who desire treatment so that billing guidance is an important component of support provided by Vivos to VIPs.

Our mRNA appliance® and mmRNA appliance® are custom fabricated mandibular advancement appliances indicated to treat mild to moderate OSA and snoring in adults. The mRNA and mmRNA can be billed in- and out-of-network to most commercial payers under the E0486 CPT code. The E0486 code is reimbursable by many major commercial medical payers following a medical diagnosis of OSA and adherence to payer guidelines for alternative OSA therapy. Pre-authorization may also be required for reimbursement of these appliances and the pre-authorization requirements may vary based on the payer policies and patient’s insurance coverage. As described above, the same VOB and pre-authorization/LMN process is employed in the billing practices for these appliances to navigate the pathway to payment of medical benefits.

Our mRNA appliance® and our DNA appliance are not currently covered by Medicare or Medicaid as they do not feature the specific design criteria required by the Centers for Medicaid and Medicare (CMS) for payment for oral appliances billed with code E0486. To meet the billing requirements of CMS for custom mandibular advancement oral appliances, the mmRNA appliance® (Modified Mandibular Repositioning Nighttime Appliance) was developed based on the original design of the mRNA appliance. In August 2021 510(k) for Class II clearance from the FDA for the mmRNA appliance with indications to treat jaw repositioning and mild to moderate OSA and snoring in adults was approved. In December 2021, the mmRNA was accepted by the CMS Pricing, Data Analysis and Coding (“PDAC”). This acceptance places the mmRNA device on the PDAC list of oral appliances covered by and billable to Medicare, making the benefits of the mmRNA device available to millions of Medicare beneficiaries. Notwithstanding this important achievement, in general we have found the lack of inclusion on the current CMS Medicare PDAC list does not hinder market distribution or acceptance of Vivos appliances. This is due to the fact that most dentists who work with The Vivos Method are out-of-network with commercial payers and do not typically file for reimbursement under Medicare. When Medicare reimbursement is desired by Vivos providers they are typically registered with Medicare DME as a non-participating DME supplier, allowing the provider to balance bill patients like they would when billing as an out-of- network provider to commercial policies and are not limited to accepting Medicare reimbursement rates as payment in full.

We have seen an increase in the ability for Reimbursement for our other FDA registered oral appliances such as the Vivos Guides for children and the DNA appliance for adults. When preauthorizing and billing the Vivos Guides and DNA appliance an undefined CPT code can be utilized only when medical necessity is present and documented properly. A dentist billing an undefined CPT code for a Class I or Class II oral appliance must proceed with caution. These preauthorization and billing requirements pertain to all valid and billable codes and must be supported with documented medical necessity reviewed by the medical director at the payor before being submitted for possible reimbursement. Pre-authorization with medical review is accomplished via a “letter of medical necessity” (LMN) used to summarize and communicate the existing medical necessity. The plan’s medical director will then review the LMN, supporting clinical documentation of dentofacial abnormalities present, CT images, co-morbidities, and any other related medical conditions diagnosed by a medical doctor. Once authorized the OAT can be billed for benefit calculation and payment. In December 2022 the DNA appliance received 510(k) clearance with indications to treat mild to moderate OSA and snoring in adults. While the DNA appliance can still be pre-authorized and billed using an undefined CPT code, the newly issued 510(k) clearance for the DNA appliance allows for additional code types to be utilized when OSA is present and diagnosed by a Medical Doctor. The DNA appliance can be pre-authorized and billed using a HCPCS Code designated for use by reducing upper airway collapsibility, that is custom fabricated, without a fixed mechanical hinge. While the use of this designated HCPCS code is new there is a potential pathway for additional registrations with Vivos appliances on the PDAC list of oral appliances covered by and billable to Medicare.

Dental Insurance Coverage

Dental insurance coverage for Vivos appliances also exists. Codes for sleep apnea appliances were added to the CDT code set in 2022. Vivos appliances with indications for treatment of OSA are billable with these code, however dental benefits for these codes are nascent at present and secondary to medical coverage. Orthodontic coverage and benefits are also available for Vivos appliances registered with indication of jaw expansion and tooth movement.

Published Research

There are several studies in the medical literature on upper airway remodeling in pathologic conditions such as asthma, chronic obstructive pulmonary disease and similar conditions. In contrast, there is a dearth of studies that have documented pneumatization and physiologic upper airway remodeling. Advances in 3D digital imaging, adjunctive treatments from chiropractic and other specialists, and applied diagnostic technologies such as rhinomanometry, combined with real-world experience in many thousands of cases, has allowed us to make further advances in the understanding of dentofacial phenomena and how to activate and optimize dentofacial development for improved airway form and function. For example, while it was believed that cranial sutures undergo closure in early adulthood, it is now thought that populations of stem cells may persist to permit continued growth and development. Using this premise, the midfacial bone volume may be increased surgically or non-surgically. Since the roof of the mouth is the floor of the nose, the volume of the nasal airway can also be increased surgically or non-surgically. There are certain aspects of the underlying biological and bio-mechanical processes that we currently do not fully understand, and are continually exploring. Nevertheless, our experience continues to be that using our patented, non-surgical treatment we are able to target and evoke a resizing of the oral cavity and upper airways to address dentofacial abnormalities and/or mild to moderate OSA and snoring. Using various assessment techniques, we have previously reported surface area, volumetric and functional changes of the upper airway.

Since 2009, our technology has been the subject of over 60 peer-reviewed articles in the medical, dental and orthodontic literature. While most of these papers have been small uncontrolled case series, their results were reflected in our retrospective database review of 220 patients undergoing CARE treatment for Obstructive Sleep Apnea published in July 2022 in Sleep Medicine. The results of that review showed 63.6% of Vivos patients had achieved improvement in their AHI scores by at least one severity class, while 25.9% saw a complete resolution of their OSA symptoms. Again, these results were measured pre- and post-treatment, with no appliance in the mouth. Several more retrospective data sets have been presented at scientific meetings in the past year that further corroborate clinical efficacy of Vivos CARE treatment in adult OSA, pediatric OSA, and also in adult headache severity. The results of these presentations are in various stages of medical journal submission. The results published have illustrated that CARE therapy when provided as part of the Vivos Method can provide a significant change in the severity of patients’ dentofacial abnormalities and/or OSA and snoring (as measured by industry standard indices such as the AHI, among others), improvement in oral conditions, sleep-related quality of life, reduction in snoring, high patient compliance rates and a strong safety profile.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Our intellectual property is important in achieving and maintaining our position in the market. We currently own five design patents that expire between 2023 through 2029 and two utility patents expiring in 2029 and 2030. We also own two Canadian patents and a European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of ten registered marks and one pending trademark application. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts.

FDA Regulatory Status

The Vivos Method offers treatment modalities that uses nonsurgical, noninvasive, and cost-effective oral appliance technology prescribed by trained dentists and medical professionals to treat dentofacial abnormalities and/or mild to moderate OSA and snoring. The Vivos Method includes a customized treatment plan that may begin with a simple and easy at-home sleep apnea screening using proprietary HST technology from SleepImage®. We offer three Class II devices cleared by the FDA (DNA, mRNA and mmRNA). We offer our own specially designed pre-formed Vivos Guides. The regulatory status of our products is as follows:

●	Our mmRNA (Pat.Pend.) appliance has a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning, snoring and mild to moderate OSA in adults.

●	Our mRNA appliance® has a 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults.

●	The DNA appliance® has a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning, snoring and mild to moderate OSA in adults.

●	The Vivos Guides are an FDA-registered Class I product for orthodontic tooth positioning. In October 2021, we announced that results from a peer-reviewed, published study by an independent dentist found a significant reduction of tooth decay in pediatric patients after undergoing treatment using our Vivos Guides. A second study was peer reviewed and published in 2022 showing a 97.4% resolution of nocturnal enuresis (bedwetting) in children within 60 days of starting treatment with Vivos Guides. Other papers and studies on the use of Vivos Guides have been submitted to various journals and are awaiting acceptance and publication.

We are conducting two separate Western Copernicus Group Institutional Review Board (“WCG IRB”) approved pediatric clinical trials with eight private dental sites around the country.

The purpose of the first study is to evaluate the safety and efficacy of an intraoral device (the DNA) to reduce sleep related breathing disorders in children, including: snoring, mild to moderate obstructive sleep apnea (OSA), and Upper Airway Resistance Syndrome (“UARS”). The child subjects enrolled in this study will be using the DNA appliance to correct orthodontic issues. They will also present with midfacial hypoplasia suitable for arch development. During orthodontic treatment and arch development, the device will be studied to determine whether it can also reduce symptoms of sleep-related breathing disorders in children. The study will recruit pediatric subjects who have already elected to utilize the study device for their orthodontic treatment. If they meet the inclusion and exclusion criteria, then they will be included in the study.

The purpose of the second study is to evaluate the safety and efficacy of an intraoral device (the Vivos Grow and/or Vivos Way appliances) to reduce sleep-related breathing disorders in children, including: snoring, mild to moderate OSA, and UARS. The child subjects enrolled in this study will be using the Vivos Grow/Vivos Way appliance to correct orthodontic issues. They will also present with midfacial hypoplasia suitable for arch development. During orthodontic treatment and arch development, the devices will be studied to determine whether they can also reduce symptoms of sleep related breathing disorders in children. The study will recruit pediatric subjects who have already elected to utilize the study device for their orthodontic treatment. If they meet the inclusion and exclusion criteria they can be included in the study. Upon completion of the two pediatric clinical trials described below which are expected to be completed in the next 6 to 12 months we plan to submit two separate 510(k) applications to the FDA requesting pediatric clearances and indications of use for the DNA appliance® as well as the Vivos Guides.

All of the oral appliances that comprise our Vivos Complete Airway Repositioning and/or Expansion (CARE) system (our DNA appliance®, mRNA appliance and mmRNA appliance®) are cleared by the FDA as Class II sleep appliances to treat mild to moderate OSA and snoring in adults. Patients undergoing treatment are seeing improvement in the said cleared indications of use, but clinicians have also reported that they are seeing other comorbidities and medical conditions improve due to treatment. These appliances (which are central to The Vivos Method) and other Vivos appliances are made available to trained clinicians who exercise their independent clinical judgment with respect to their use and suitability as a part of an overall treatment created for each individual patient.

In October of 2022, we underwent our 2-year FDA regulatory inspection. This inspection resulted in our receipt of an FDA Form 483 with three observations, none of which was a repeat offense from previous inspections. These observations were corrected and responded to according to the Code of Federal Regulations. The FDA delivered a final report of the October 2022 inspection to us in January 2023.

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

Our Ongoing Clinical Research

We are committed to ongoing research and development, and we intend to invest in our business to further improve our products and clinical outcomes, increase patient acceptance and comfort and broaden the patient population that can benefit from The Vivos Method. In addition to the following two currently active clinical trials we are aggressively pursuing head-to-head comparisons of the DNA vs. CPAP in moderate to severe OSA, DNA vs. tonsillectomy in pediatric OSA, and DNA vs. routine management in Veterans with OSA and post-traumatic stress disorder with potential sites identified and preliminary work underway.

●	Protocol approved February 2021 -Daytime Nighttime Appliance (DNA) therapy for the treatment of Obstructive Sleep Apnea (OSA). The aim of this study is to investigate structural and functional effects of using the DNA appliance® in the treatment of mild to moderate OSA in adults. This study will test the hypothesis that treatment of the upper airway associated with functional improvements of sleep parameters in adults with mild to moderate OSA.

●	Commenced January 2019 - Treatment of OSA with an intraoral device in a pediatric population. Approved by WCG IRB as non-significant controlled clinical trials, we are conducting 2 separate clinical trials to evaluate the safety and efficacy of the DNA appliance® and the Vivos Guides (which we call the Vivos Grow and Vivos Way appliances) to reduce SDB in children, including snoring, mild to moderate OSA, and UARS. Clinical outcomes: Pediatric Sleep Questionnaire, reduction in sleep apnea and UARS using the AHI, Epworth Sleepiness Scale for Children and Adolescents, and changes in upper airway volume.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or pre-market approval (PMA). Under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed (for which the FDA has not required a PMA submission) prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) process. The FDA has 90 days from the date of the pre-market equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized.

The Vivos Guides are registered with the FDA as Class I devices for orthodontic tooth positioning. On December 30, 2022, the FDA granted 510k clearance for the DNA appliance® as a Class II medical device for jaw repositioning, and for the treatment of mild to moderate obstructive sleep apnea and snoring in adults. This approval was the first time the FDA has granted such a clearance on an oral appliance with a mechanism of action other than mandibular advancement. The mRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring, and mild-to-moderate OSA in adults. The mmRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for jaw repositioning, and for the treatment of snoring, and mild-to-moderate OSA in adults.

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

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the quality system regulation (“QSR”), which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls or a public warning letter that could harm both our reputation and sales. Any potential consequences of off-label use of the DNA appliance are the responsibility of the treating independent dentist; however, we may face consequences related to such off-label use. See “Risk Factors- The misuse or off-label use of The Vivos Method may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.”

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

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada (or HC). HC reviews medical devices to assess their safety, effectiveness, and quality before being authorized for sale in Canada. HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License (“MDL”). Obtaining an MDL is comparable to the FDA 510(k) process. Higher classification risk devices (Class III and IV) require filing dossiers that resemble FDA 510(k) applications. These applications can range in cost and typically take longer for approval.

Regulation of Medical Devices in Australia

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA) of Australia, a Tier 1 regulatory body. Registering a medical device with the TGA entails risk-based classification; compliance with quality, safety and performance principles; compliance with regulatory controls for manufacturing processes; listing in the Australian Register of Therapeutic Goods; and post-market vigilance programs. Australia follows the standards applied by the International Organization for Standardization (ISO) which is currently made up of 165 members/countries. Equivalent to the FDA in the United States, the TGA regulates the manufacturing and distribution of therapeutic goods in Australia. During 2022, we received clearance from TGA to sell our full line of products in Australia, with no restrictions as to the severity of OSA or other constraints.

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

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from government healthcare programs, including Medicare and Medicaid. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (“FERA”), was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, the FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

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

Since their passage in 2010, the Health Reform Laws have triggered many changes to the U.S. healthcare system, some of which took effect (e.g., the subsequently eliminated individual mandate penalty) while others have continued to be delayed and subsequently repealed (e.g., the medical device tax). The Health Reform Laws also have faced several challenges and remain subject to ongoing efforts to repeal or modify the laws. For example, President Trump issued an Executive Order 13765 (Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal) on January 20, 2017 granting authority to certain executive departments and agencies to minimize the economic burden of the PPACA. However, President Biden revoked this Executive Order on January 28, 2021 (as part of President Biden’s Executive Order on Strengthening Medicaid and the Affordable Care Act) and directed heads of departments to “consider whether to suspend, revise, or rescind - and, as applicable, publish for notice and comment proposed rules suspending, revising, or rescinding” actions taken by the Trump Administration which may hinder the operation of the Health Reform Laws.

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

We anticipate, however, that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies, and that public debate regarding these issues will continue in the future. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry, and the amount of reimbursement available from government and other payors. Any repeal or modification of the Health Reform Laws may materially adversely impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. In addition, the potential proposals for alternative legislation to replace the Health Reform Laws may have an adverse impact on our business.

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

Human Capital Resources

As of December 31, 2022, we had 154 full-time employees and 9 part-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good but we do have a Whistleblower Hotline setup for employees to confidentially report concerns. Of our current employees, approximately, seven are part of finance and accounting, seven are involved in senior management, 20 in sales and marketing, one in research, development and regulatory and 128 in operations.

We value the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages. We traditionally will benchmark compensation with external sources to verify positions are paid in-line with the market. Our corporate culture is built on passion - we believe in the company’s vision of ridding the world of sleep apnea and hire employees who want to share that same passion. We hold annual company-wide trainings and host regularly scheduled management meetings where management communicates notable corporate developments to be disseminated to employees, as well as a periodic corporate all hands meetings. We hire new employees based on merit and qualifications for the job, regardless of ethnicity, race, gender, religion, sexual preference, or any other non-job related criteria. We thus have created both a diverse and highly skilled workforce. We will continue to promote a work environment that is based on the fundamental principles of human dignity, equality and mutual respect. In addition, we are committed to providing a safe and healthy work environment for all of our employees. In response to the COVID-19 pandemic, we encouraged employees to work closely with their personal physicians to determine whether or not to receive the vaccine, and we have followed the most current science with respect to the use of personal protective equipment such as masks, social distancing, etc. Many employees work remotely and when appropriate, we have limited travel as a result of the pandemic. We will continue to support our workforce during these unprecedented circumstances to ensure their safety and well-being.

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

Acquisition of BioModeling Solutions, Inc. and First Vivos, Inc.

In August and September 2016, we completed, by way of a share exchange, an agreement to acquire the business and operations of (1) BMS (now a wholly-owned subsidiary), which was engaged in the manufacture and sale of our patented DNA appliance® and FDA cleared mRNA appliance® (collectively with special proprietary treatment modalities that comprises The Vivos Method), and (2) First Vivos, Inc., a Texas corporation (“First Vivos”), which proposed to develop and operate a retail chain of Vivos Centers with specially trained dentists that offer The Vivos Method and corroborating physicians. In connection with the share exchange with BMS, we issued 3,333,334 shares of common stock to the shareholders of BMS (including, but not limited to, Dr. G. Dave Singh, our founder and former Chief Medical Officer and director, who received 3,219,705 shares) in exchange for 12,423,500 shares of BMS, which constitutes 100% ownership interest in BMS. In connection with the share exchange with First Vivos, we issued 3,333,334 shares of common stock to the shareholders of First Vivos (including, but not limited to, R. Kirk Huntsman, our co-founder, Chairman of the Board and Chief Executive Officer, who received 1,833,334 shares) in exchange for 5,000 shares of First Vivos, which constitutes 100% ownership interest in First Vivos.

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

Corporate Information

Our principal offices are located at 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120, and our telephone number is (866) 908-4867. Our website is www.vivos.com. Our website and the information on or that can be accessed through such website are not part of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate our past performance and future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will affect future revenue and earnings.

Our business was formed only in 2016, and therefore there is limited historical data on which to evaluate our company. This is particularly true because our current VIP-focused business model only commenced in mid-2018. In addition, since the roll out of our VIP-focused business model, we have continued to refine our strategies, for example by experimenting with different VIP enrollment and subscription plans and by adding strategic offerings like OMT. Therefore, there is limited and evolving or differing historical operating data on which to evaluate the results of and prospects for our current business model.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

Since our inception, we have not been profitable and have incurred significant losses and cash flow deficits. As of December 31, 2022, the Company had an accumulated deficit of approximately $79.5 million and ended the period with approximately $3.5 million in cash assets. For the years ended December 31, 2022 and 2021, the Company incurred a net loss of approximately $23.8 and $20.3 million, respectively. Net cash used in operating activities amounted to approximately $19.6 million and $15.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had total liabilities of approximately $8.9 million. We anticipate that we will continue to report losses and negative cash flow until we can substantially increase our revenues, which we may be unable to do. There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

Our VIP program is a relatively new business model for us, and management has limited experience operating this model.

Our VIP program is a relatively new business model for us, and members of our management team have only a few years of experience in operating our company through this model. As a result, our historical financial results may not be comparable to future results. Also, we are subject to many risks associated with the VIP business model, some of which we have faced and some which we may be unable to presently identify, such as risks associated pricing, competition, marketing and regulatory matters. Moreover, our ability to onboard new VIPs may be impeded by the investments VIPs must make in adapting their practices to the use of The Vivos Method. We cannot assure you that management will be able to recruit and adopt new VIPs. Any such failure may have an adverse impact on our business, financial condition and results of operations.

We will need to raise additional capital to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner or at all, which could adversely affect our liquidity, financial position, and ability to continue operations.

In order to fund and grow our business, we will need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to fund our growth or to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. Any of these possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

Even if we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital, coupled with our inability to generate adequate cash from operations, could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity and ability to pay dividends. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Additionally, during 2022, we actively began a process of reducing staff, eliminating or renegotiating certain vendor contracts, strategically reorganizing our business and revamping our business model. Further such steps, or even more, may be required before management is satisfied that we are positioned to succeed or even survive, and there is a risk that we will be unable to implement cost cutting programs effectively.

We have identified material weaknesses in our internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2021, our material weakness related to the operating effectiveness of our review controls. Specifically, we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Material errors were also identified in our analysis and review of our VIP contracts for applicable factors to meet the definition of a contract under ASC 606 Contracts with Customers, step 1, and our evaluation of our note receivable with respect to our former Orem dental clinic for impairment in accordance with ASC 310 Receivables.

Furthermore, in 2022 we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately related to revenue recognition. Material errors were identified in our ability to determine that its existing revenue recognition policy was consistent with the guidance in ASC 606. After analyzing contracts using the five-step process in ASC 606, we have determined that for both VIP enrollment contracts and Orofacial Myofunctional Therapy (MyoCorrect), modifications to our revenue recognition policies were required in order to identify the performance obligations and recognize the revenue as the performance obligations are satisfied or over the customer life as applicable.

Additionally, we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. As a consequence, we did not effectively design, implement, and operate process-level control activities related to order-to-cash (including revenue, trade receivables, allowance for doubtful accounts, deferred revenue, and bad debt expense), procure-to-pay (including prepaid expenses), hire-to-pay (including compensation expense), and leases. These control deficiencies resulted in immaterial misstatements, some of which were corrected, in the consolidated financial statements as of and for the year ended December 31, 2022. These control deficiencies, aggregated, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

In summary, as of December 31, 2022 we identified material weaknesses related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify and account for technical accounting issues and perform review functions appropriately.

If we are unable to remedy these or similar material weakness that may arise in the future, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may continue to conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. Delays in filing our periodic reports have led and could in the future lead to the loss of our ability to use certain “short form” registration statements (including “shelf” registration statements used for more efficient fundraising).

We expect to derive a substantial portion of our prospective future revenue from sales of our appliances and treatments, which leaves us reliant on the commercial viability of The Vivos Method.

Currently, our primary product is The Vivos Method, inclusive of MyoCorrect, our SleepImage® HST, and our multidisciplinary protocols for adjunctive therapy. Our secondary source of revenue is our clinical training and practice support programs, including Billing Intelligence Services, Airway Intelligence System and AireO2. We expect that sales of the component aspects of The Vivos Method and our services to our VIPs related to the use of such treatments will account for a significant majority of our prospective revenue for the foreseeable future. We currently market and sell our appliances (which are central to The Vivos Method) primarily in the United States and Canada, with a very limited presence in Australia. The Vivos Method is different from current surgical and non-surgical treatments dentofacial abnormalities and/or mild to moderate OSA and snoring, therefore we cannot assure you that dentists in corroboration with physicians will use The Vivos Method or become VIPs, and demand for The Vivos Method may decline or may not increase as quickly as we expect. Also, we cannot assure you that The Vivos Method will compete effectively as a treatment alternative to other more well-known and well-established therapies, such as CPAP, mandibular advancement, or palatal surgical procedures. Since The Vivos Method currently represents our primary product, and since our VIP program is our primary means of commercialization, we are significantly reliant on the level of recurring sales of The Vivos Method treatment and decreased or lower than expected sales or recruitment and integration of new VIPs would cause us to lose all or substantially all of our revenue.

A material portion of our future revenue is expected to derive from sales and enrollments of new dentists into our Vivos Integrated Practice (VIP) program, including dentists who are part of a Dental Service Organization (DSO) which leaves us reliant on the willingness of dentists and/or DSO groups to continue to enroll.

We believe that The Vivos Method is the first commercially available treatment based on our proprietary technology for the treatment of dentofacial abnormalities and/or mild to moderate OSA. Our success depends both on the sufficient acceptance and adoption by the medical/dental community of The Vivos Method as a non-invasive treatment for the treatment of dentofacial abnormalities and/or mild to moderate OSA. Currently, a relatively limited number of dentists and other medical clinicians provide treatment with The Vivos Method. We cannot predict how quickly, if at all, the medical/dental community will accept The Vivos Method, or, if accepted, the extent of its use. For us to be successful:

●	our dentist customers and referring physicians must believe that The Vivos Method offers meaningful clinical and economic benefits for the treating provider and for the patient as compared to the other surgical and non-surgical procedures or devices currently being used to treat individuals with dentofacial abnormalities and/or mild to moderate OSA and referring physicians must write a prescription for the use of a Class II Vivos appliance;

●	our dentist customers must believe patients will pay for The Vivos Method out-of-pocket, and patients must believe that paying out-of-pocket for treatment in The Vivos Method is the best alternative to either doing nothing or entering into another treatment option; and

●	Our dentist customers must be willing to pay us for the right to become VIPs and to commit the time and resources required to learn the new clinical and technical skills and invest in the technology required to treat patients with dentofacial abnormalities and/or mild to moderate OSA using The Vivos Method. Independent dentists as well as dentists affiliated with a DSO may not desire to continue to enroll in our VIP or DSO program.

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

The timing and extent of our future growth in sales revenue depends, in part, on our ability to continue to increase the number of U.S. dentists using The Vivos Method, as well as expanding the number of The Vivos Method treatments used by these physicians/dentists. To the extent one or more of our large U.S. dentist customers or DSO groups fails to pay us on a timely basis, we may be required to discontinue selling to these organizations and find new customers, which could reduce our future sales revenue and negatively impact our liquidity.

We face risks relating to public health conditions such as the COVID-19 pandemic, which could adversely affect our dentist customers, our business and our results of operations.

Our business and prospects have been and could continue to be materially adversely affected by the COVID-19 pandemic or recurrences of COVID-19 (such as has occurred in the fall of 2020 and into 2021 and the first half of 2022) or any other similar diseases in the future. Material adverse effects from COVID-19 and similar diseases could result in numerous known and currently unknown ways including from quarantines and lockdowns which impair our marketing and sales efforts to dentists or other medical professionals. During the COVID-19 pandemic, dental offices throughout the U.S. and Canada shut down for extended periods of time (and may be shut down again due to government mandates or lockdowns), thus negatively impacting our product revenues. Such dental practice closures disrupted and dislodged significant portions of the dental workforce, including many hygienists who decided to quit or retire. Such disruptions to dental practices has had a negative and ongoing impact on our VIP offices’ ability to educate and inform patients about their OSA and The Vivos Method. The pandemic and reactions to the pandemic or future outbreaks of COVID-19 and variants of COVID-19 could also impair the timing of obtaining necessary consents and approvals from the FDA, as its employees could also be under such quarantines and lockdowns and their time could be mandatorily required to be allocated to more immediate global and domestic concerns relating to COVID-19. In addition, we purchase materials for our products from suppliers located in affected areas, and we may not be able to procure required components or secure manufacturing capability. The effects of the COVID-19 pandemic have also placed travel restrictions on us and our VIPs, as well as temporary closures of the facilities of our suppliers and our VIPs as non-essential medical and dental procedures have been limited, which could also adversely impact our business. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and impair our business prospects including as a result of being unable to raise additional capital on acceptable terms to us, if at all.

We may not be able to successfully implement our growth strategy for our VIPs on a timely basis or at all, which could harm our business, financial condition, and results of operations.

The growth of our VIP base depends on our ability to execute our plan to recruit and enroll new VIPs. Our ability to recruit and enroll VIPs depends on many factors, including our ability to:

●	achieve brand awareness in new and existing markets;
●	convince potential VIPs of the value of our products and services and to make the required investments in becoming a VIP and using The Vivos Method;
●	manage costs, which could give rise to delays or cost overruns;
●	recruit, train, and retain qualified dentists, dental hygienists, physicians, physician assistants, medical technologists and other staff in our local markets;
●	obtain favorable reimbursement rates for services rendered at VIP offices;
●	outperform competitors; and
●	maintain adequate information systems and other operational system capabilities.
●	demonstrate convincingly that the investment of time, training, and money in becoming a VIP will have a tangible and significant ROI for the provider.

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

The long-term success of our VIP program is highly dependent on our ability to successfully identify, recruit and enroll target independent dental practices as well as to convince other medical professionals to participate in the treatment of OSA with our products and services.

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

Moreover, we have begun to expand marketing and related efforts to medical professional beyond the dentistry community. We may be unable to convince medical sleep specialists, cardiologists, pediatric sleep specialists, chiropractors, nutritionists and other professionals of the benefits of The Vivos Method specifically and a multidisciplinary approach to treating OSA in general. Our inability to implementing.

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

Our limited history of sales of The Vivos Method and VIP enrollments and subscriptions, together with our history of losses, make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. Our valuation and the price of our securities likely will fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	our inability to attract demand for and obtain acceptance of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to moderate OSA and snoring by both medical professionals and their patients;

●	the success of alternative therapies and surgical procedures to treat individuals, and the possible future introduction of new products and treatments;

●	our ability to design, implement and as necessary modifying pricing programs for VIP enrollment and subscription fees;

●	our ability to expand by adding additional VIPs in leading major metro areas;

●	the expansion and rate of success of our marketing and advertising efforts to both consumers and dentists as well as other medical professionals, and the rate of success of our direct sales force in the United States and internationally;

●	Failure of third-party contract manufacturers to deliver products or provide services in a cost effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future clinical studies, and the possibility that the results of any future study may be adverse to our product and services, or reveal some heretofore unknown risk to patients from treatment in The Vivos Method; the failure by us to make professional presentation and publication of positive outcomes data from these clinical studies, and the increased adoption of The Vivos Method by dentists as a result of the data from these clinical studies;

●	actions relating to ongoing FDA compliance;

●	the size and timing of orders from dentists and independent distributors;

●	our ability to obtain reimbursement for The Vivos Method (i.e., billable oral appliances and orofacial myofunctional therapy) in the future from third-party healthcare insurers;

●	the willingness of patients to pay out-of-pocket for treatment in The Vivos Method in the absence of reimbursement from third-party healthcare insurers, for; decisions by one or more commercial health insurance companies to preclude, deny, limit, reduce, eliminate, or curtain reimbursement for treatment in whole or part by The Vivos Method;

●	unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;

●	the effects of global or local pandemics or epidemics and governmental responses, such as COVID-19;

●	seasonal fluctuations in revenue due to the elective nature of sleep related breathing disorder treatments for mild to moderate OSA, as well as seasonal fluctuations resulting from adverse weather conditions, earthquakes, floods or other acts of nature in certain areas or regions that result in power outages, transportation interruptions, damages to one or more of our facilities, food shortages, or other events which may cause a temporary or long-term disruption in patient priorities, finances, or other matters; and

●	general economic conditions as well as those specific to our customers and markets.

Therefore, you should expect that our results of operations will be difficult to predict, which will make an investment in our company uncertain.

Our MID program may not perform as anticipated or may take longer than expected to gain acceptance.

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

The SleepImage® HST used in our VivoScore Program is a relatively new technology which could take longer to gain acceptance within the medical and dental communities. If medical and dental care providers do not utilize this new technology, or if the test is not as effective as anticipated, the financial results from the program may be lower than currently expected. Also, we are subject to many risks associated with this new technology that we are unable to presently identify, such as pricing, competition, marketing and regulatory risks. If we fail to adequately identify and respond to such risks in a timely manner, on our business, financial condition and results of operations could be adversely affected.

Moreover, the design and implementation of our VivoScore Program is new, as the current program arose following our renegotiated agreement with MyCardio LLC in early 2022. Therefore, we face the risks associated with establishing a new revenue center as the VivoScore Program itself (under which we lease the SleepImage® ring recorder to dentists) may not attract a following sufficient to make the program a successful revenue generator for us.

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

Further clinical studies of our products comprising The Vivos Method may adversely impact our ability to generate revenue if they do not demonstrate that The Vivos Method is clinically effective.

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

In an effort to help expand in-network insurance coverage for The Vivos Method, in December 2022, we announced a collaboration with Nexus which effectively combines our proprietary out-of-network Billing Intelligence Service with the Nexus’ in-network medical billing platform. The goal is to provide both companies’ medical professional networks with greater access to both in or out-of-network billing with all major medical insurance companies, facilitating case acceptances, insurance billing procedures and reimbursement. However, our collaboration with Nexus may not achieve the result of expanding insurance coverage for The Vivos Method, which in turn could have an adverse effect on our results of operations (particularly if our outlay of resources in connection with the Nexus collaboration exceed the revenues, if any, generated).

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

Our products are currently not recommended by most medical sleep specialists, who are integral to the diagnosis and treatment of sleep breathing disorders.

The majority of patients being treated today for OSA, domestically and internationally, are initially referred to pulmonologists or other sleep specialists by their primary care physicians. Pulmonologists or other sleep specialists typically administer a polysomnogram, or overnight sleep study, to diagnose the presence and severity of OSA. If an individual is diagnosed with OSA by a qualified medical doctor, CPAP is typically prescribed as the therapy of choice. Although we offer The Vivos Method through our VIPs, our domestic sales organization does not generally call on sleep specialists or third-party sleep centers to sell The Vivos Method, and we do not believe that most qualified sleep specialists today would recommend The Vivos Method to their patients with mild to moderate OSA. We cannot predict the extent to which medical doctors will, in the future, endorse or recommend our protocol to their patients, even for those who are unwilling or unable to comply with other alternative therapies.

We face significant competition in the rapidly changing market for treating mild to moderate OSA and snoring in adults, and we may be unable to manage or respond to competitive pressures.

The market for treating mild to moderate OSA and snoring in adults, is highly competitive and evolving rapidly. According to the American Sleep Apnea Association, over 100 different oral appliances are FDA cleared for the treatment of snoring and mild to moderate obstructive sleep apnea. The Vivos Method must compete with more established products, treatments and surgical procedures, which may limit our growth and negatively affect our business. Many of our competitors have an established presence in the field and have established relationships with pulmonologists, sleep clinics and ear, nose and throat specialists, which play a significant role in determining which product, treatment or procedure is recommended to the patient. We believe certain of our competitors are attempting to develop innovative approaches and new products for diagnosing and treating OSA and other sleep related breathing disorder conditions. We cannot predict the extent to which ENTs, oral maxillofacial surgeons, primary care physicians or pulmonologists would or will recommend The Vivos Method over new or other established devices, treatments or procedures.

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

The medical device industry is subject to rapid technological innovation and, consequently, the life cycle of any particular product can be short. Alternative products, procedures or other discoveries and developments to treat dentofacial abnormalities and/or OSA may render The Vivos Method obsolete. Furthermore, the greater financial and other resources of many of our competitors may permit them to respond more rapidly than we can to technological advances. If we fail to develop new technologies, products, or procedures to upgrade or improve our existing treatments to respond to a changing market before our competitors are able to do so, our ability to market our products and protocol and generate substantial revenue may be limited.

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

Our success depends, in part, on our ability to obtain and maintain patent protection for The Vivos Method components and the confidentiality of proprietary clinical treatments. Our success further depends on our ability to obtain and maintain trademark protection for our name and mark; to preserve our trade secrets and know-how; and to operate without infringing the intellectual property rights of others.

We cannot assure investors that we will continue to innovate and file new patent applications, or that if filed any future patent applications will result in granted patents We cannot assure you that any of our patents pending will result in issued patents, that any current or future patents will not be challenged, invalidated or circumvented, that the scope of any of our patents will exclude competitors or that the patent rights granted to us will provide us any competitive advantage or protect our products. The patent position of device companies, including ours, is generally uncertain and involves complex legal and factual considerations and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, treatments and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products and our proprietary clinical treatments. We depend heavily upon confidentiality agreements with our officers, employees, consultants and subcontractors to maintain the proprietary nature of our technology and our proprietary clinical treatments. These measures may not afford us complete or even sufficient protection, and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition and results of operations in which event and you could lose all of your investment.

The United States Federal Trade Commission (FTC) has recently put forward a new policy proposal, currently undergoing public comment and review, that if implemented in its current form, would ban the enforcement of restrictive covenant agreements for employees, thereby making it almost impossible for us to protect our trade secrets and know-how. In that event, we would likely experience a loss of control and confidentiality over our core intellectual property, with unknown consequences.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing manufacturing and marketing of medical devices. This risk exists even if a device is registered, cleared and approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Any side effects, manufacturing defects, misuse or abuse associated with use of our appliance could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if the use of our appliance may cause, or merely appeared to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our appliances, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We currently market and sell our appliances and associated treatments and services to a limited number of licensed professionals, primarily general dentists. Less than 1% of the general dentists in the U.S. have been trained and certified in The Vivos Method. The commercial success of The Vivos Method ultimately depends upon a number of factors, including the number of dentists who use The Vivos Method, the number of Vivos appliances used by these dentists, the number of patients who become aware of The Vivos Method by self-referral or referrals by their primary care physicians, the number of patients who elect to use The Vivos Method, and the number of patients who, having successfully used The Vivos Method, endorse and refer The Vivos Method to other potential patients. The Vivos Method may not gain significant increased market acceptance among physicians/dentists who use it or who refer their patients, other patients, third-party healthcare insurers and managed care providers. We believe that primary care physicians typically elect to refer individuals to pulmonologists or other physicians who treat sleep disordered breathing, and these physicians may not recommend The Vivos Method to patients for any number of reasons, including safety and clinical efficacy, the availability of alternative procedures and treatment options, or inadequate levels of reimbursement. In addition, while positive patient experiences can be a significant driver of future sales, it is impossible to influence the manner in which this information is transmitted and received, the choices potential patients may make and the recommendations that treating physicians make to their patients.

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

It is critical to the success of our sales efforts that there is an increasing number of dentists familiar with, trained in, and proficient in the use of The Vivos Method. Currently, dentists learn to use The Vivos Method through hands-on, on-site training or virtual training by our representatives. However, to receive this training, dentists must be aware of The Vivos Method as a treatment option for dentofacial abnormalities and/or mild to moderate OSA and snoring in adults and be interested in using the protocol in their practice. We cannot predict the extent to which dentists will dedicate the time and energy necessary for adequate training in the use of our proprietary treatments, have the knowledge of or experience in the clinical outcomes or feel comfortable enough to recommend it to their patients. Even if a dentist is well versed in The Vivos Method, he or she may be unwilling to require patients to pay for it out-of-pocket. If dentists do not continue to accept and recommend The Vivos Method, our revenue could be materially and adversely affected.

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

We incur costs and expend other resources in our marketing efforts to attract and retain VIPs and other medical professionals. Our marketing activities to date have had limited impact in terms of overall market penetration, and have been principally focused on increasing brand awareness in the communities in which we provide services. We expect to continue to undertake aggressive marketing campaigns to increase medical and dental community awareness about our product and service capabilities. We conduct our marketing efforts in local areas primarily through various social media and online channels, radio advertisements, physician referrals, other professional referrals, and community event sponsorships. If we are not successful in these efforts, we will have incurred expenses without materially increasing revenue.

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

We believe that our non-surgical treatment of limited duration is preferable relative to mild to moderate OSA CPAP users or other oral appliance or surgical therapies, resulting in improved patient compliance. However, we have limited clinical evidence to support our beliefs that patient compliance in the use of our products as well as actual clinical outcomes are superior to competitive products. If actual patient compliance as studied in a clinical trial (should we conduct one) proves less than what we had anticipated, the acceptance of The Vivos Method in the marketplace, and our revenues and overall results of operations, may be adversely impacted.

Government healthcare programs may reduce reimbursement rates, which could adversely affect sales of our appliances and demand for dental practitioners from becoming or remaining VIPs.

In recent years, new legislation has been proposed and adopted at both the federal and state level that is effecting major changes in the healthcare system. Any change in the laws, regulations, or policies governing the healthcare system could adversely affect reimbursement rates, which could adversely affect sales of our appliances and thus adversely affect our operations and financial condition. Enacted in 2010, the Affordable Care Act (or ACA) seeks to expand healthcare coverage, while increasing quality and limiting costs. The ACA substantially changes the way healthcare is financed by both governmental and commercial payors. As a result of the ACA or the adoption of additional federal and state healthcare reforms measures there could be limits to the amounts that federal and state governments will pay for healthcare services, which could result in reduced demand for, or profitability of our appliances and for dental practitioners from becoming or remaining VIPs.

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

Healthcare providers (including our VIPs), physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation of The Vivos Method. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand, and physicians and patients on the other. The Patient Protection and Affordable Care Act, as amended (or the PPACA), amended the intent requirement of the federal Anti-Kickback Statute and, as a result, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The PPACA provides, and recent government cases against medical device manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates;

●	Federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (or CMS), information related to: (i) payments or other “transfers of value’’ made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require medical device companies to comply with the specific industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and

●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We train our marketing personnel and direct sales force to not promote the oral appliances of The Vivos Method for uses outside of the FDA-cleared indications for use, known as off-label uses. We cannot, however, prevent a medical professional from using our appliances off label when, in their independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury or other side effects to patients if physicians attempt to use our appliances and associated treatments off label. Furthermore, the use of our appliances and associated treatments for indications other than those cleared by the FDA or cleared by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

In addition, dentists may misuse our appliances within The Vivos Method or use improper techniques if they are not adequately trained or if they deviate in their techniques or protocols from those we promulgate and endorse, potentially leading to injury and an increased risk of product liability. If The Vivos Method is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Similarly, in an effort to decrease costs, physicians may also reuse our appliances despite them being intended for a single use or may purchase reprocessed Vivos appliances from third-party processors in lieu of purchasing a new Vivos appliance from one of our contract manufacturers, which could result in product failure and liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

It is also possible that alternative products available in the market that make claims similar to ours may cause confusion or the impression that such products are substantially the same, or work in substantially the same manner as our products, or that they have similar regulatory approvals or are backed by clinical research. If that were to occur, the company may lose market share or be unfairly lumped into any regulatory or legal actions that may arise from such third-party claims.

We have undertaken and plan to continue to explore acquisitions of complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

We have undertaken and plan to continue to explore acquisitions or licenses of technology to, among other things, expand the scope of products services we provide. Examples of our implementation of this strategy include our (i) late February 2023 acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, (ii) March 2021 acquisition certain assets related to our OMT service in March 2021 from MyoCorrect, LLC, and (iii) April 2021 acquisition of certain medical billing and practice management software, licenses and contracts (including the software underlying AireO2) from Lyon Management and Consulting, LLC. The acquisition and integration of another business or technology can divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating an acquired business or technology, could have a material adverse effect on our business, financial condition and results of operations.

As for future potential acquisitions, we cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

Our business is seasonal, which impacts our results of operations.

Historically, our fourth quarters tend to be our best performing quarters, both in terms of new VIP enrollments as well as appliance sales from case starts, while the first quarters have tended to be our worst. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

We depend on certain key personnel.

We substantially rely on the efforts of our current senior management, including our Chief Executive Officer, R. Kirk Huntsman, our Chief Financial Officer, Brad Amman, Susan McCullough, our EVP of Operations, and Patrick Kircher, our EVP of Sales and Marketing, among others. Our business would be impeded or harmed if we were to lose their services. In addition, if we are unable to attract, train and retain highly skilled technical, managerial, product development, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

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

We distribute our products to locations within and outside the United States and Canada. Our business plan also anticipates VIP offices outside the United States and Canada. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. As we expect to expand our international operations in the future, we will become increasingly subjected to these laws and regulations. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Products and Regulation

We depend in large part on The Vivos Method technology, and the loss of access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

We depend, in large part, on The Vivos Method technology. The loss or dilution of the trade secrets and other intellectual property that comprises this key technology would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our treatments/products until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the products of The Vivos Method technology or other technologies we gain access to in the future could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. If we are required to acquire or enter into license agreements with third parties for replacement technologies, we could be subject to higher fees, milestone or royalty payments, assuming we could access such technologies at all.

Our failure to obtain government approvals, including required FDA approvals, or to comply with ongoing, and ever increasing, governmental regulations relating to our technologies and products could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.

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

Even if our ongoing or contemplated clinical trials are completed as planned, their results may not support either the further clinical development or the commercialization of any new product candidates or modifications of existing products. The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for indicated uses. This failure would cause us to abandon a product candidate or a modification to any existing product and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our 510(k)’s and, ultimately, our ability to commercialize our product candidates and generate product revenue. Generally, Class II medical device marketed in the U.S. must receive a 510(k) clearance from the FDA. A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent (or SE), to a legally marketed device. Companies must compare their device to one or more similar legally marketed devices, commonly known as “predicates”, and make and support their substantial equivalency claims. The submitting company may not proceed with product marketing until it receives an order from the FDA declaring a device substantially equivalent. The substantially equivalent determination is usually made within 90 days, based on the information submitted by the applicant.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions and civil penalties;
●	recall, detention or seizure of our products;
●	the issuance of public notices or warnings;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our requests for a 510(k) clearance of new products or new uses of existing products;
●	withdrawing a 510(k) clearance already granted; and
●	criminal prosecution.

We have received an FDA warning letter in the past when such a letter was received by our subsidiary BioModeling Solutions, Inc. (“BioModeling” or “BMS”) in January 2018 following a routine FDA audit. In its letter, the FDA noted matters such as inadequate documentation of certain FDA-required procedures, not keeping certain records and materials in paper format and in triplicate, and using certain descriptive words and phrases on its website and in marketing materials that were unapproved in advance by FDA. On January 31, 2023, the FDA sent us a letter stating that, based on their evaluation, the violations contained in warning letter were addressed, and therefore the warning letter was considered closed-out. Future FDA inspections and regulatory activities will further assess the adequacy and sustainability of those corrections, and we may again become subject to FDA review and scrutiny, which could adversely impact our business.

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

Patient treatment using the FDA registered DNA appliance began in 2009, while treatment for mild to moderate OSA using the FDA cleared mRNA appliance began in 2014. Both began under the prior business model of our predecessor (and now subsidiary) BMS, and well before our formation. Under the BMS model, the independent treating dentists generated and maintained all records of treatment and ordered their appliances directly from one of the BMS designated labs. Thus, with the exception of specific patients who participated in studies, clinical trials or case reports, we have had limited visibility into patient records which might contain data on the long-term durability and stability of our treatment beyond just a few years. Therefore, we have limited empirical data to support our view that the risk of post treatment regression or relapse is not significant. To the extent a material number of patients who were treated with The Vivos Method were to be found to experience post-treatment relapse or regression, it could pose a significant risk to our brand, the willingness or ability of physicians to prescribe and dentists to use our products and the willingness of patients to engage in treatment with our products and could thus have a material adverse effect on our results of operations.

We are subject to potential risks associated with the need to comply with state or other DSO laws.

Our core VIP business model does not involve any form of joint ownership, operational control, or employment of licensed professionals by our company. Thus, we are not typically regarded as a “dental service organization” (or DSO) under the laws of the various states within the United States or in Canada, in which we conduct most of our business. However, we do operate two retail treatment clinics in Colorado wherein we do employ dentists under a provider network model consistent with Colorado law. In that respect, we may be regarded as a DSO. In addition, we have begun to strategically establish a nationwide network of professional corporations, owned by independent licensed dentists in each state, in order to lay the regulatory groundwork for our Airway Alliance model and program. In essence, Airway Alliance will operate in similar fashion to a DSO, thus providing us with what we believe to be certain strategic and competitive advantages. Nevertheless, to the extent we are deemed to be a DSO in any jurisdiction, it could make it difficult or impossible for us to recruit and retain qualified dentists as VIPs, as some state dental boards are sometimes adverse to corporate DSOs operating in their states. Moreover, where such DSO-provider relationships are permitted, such regulations may impose significant constraints on the structure and financial arrangements that are permissible between us and our affiliated dentists in a particular state.

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

The market price of our common stock has been and may continue to be highly volatile, which creates the risk of substantial losses for investors.

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

If we fail to satisfy the continuing listing requirements of Nasdaq, such as the corporate governance, stockholders equity or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. During 2022, we received two notices from Nasdaq informing us of our failure to comply with two continuing Nasdaq listing requirements: failure to timely file our reports with the SEC, and failure to achieve the Nasdaq minimum bid price for 30 consecutive trading days. While both of these deficiencies were cleared by January 2023, we may again become subject to potential delisting from Nasdaq if we are unable to comply with all continued listing requirements.

The terms of our January 2023 private placement could hamper our fundraising efforts.

In January 2023, we engaged in an $8 million private placement with a single institutional investor. The terms of the Securities Purchase Agreement related to such private placement contains certain restrictions that could hamper our future fundraising efforts. Specifically:

(a) from January 5, 2023 until May 9, 2023, neither our company nor any subsidiary of our company shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or securities convertible into or exercisable for common stock or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated by the Registration Rights Agreement we entered into with the investor; or

(b) from January 5, 2023 until November 8, 2023, we shall be prohibited from effecting or entering into an agreement to effect any issuance by us or any of our subsidiaries of any shares of common stock or securities convertible into or exercisable for common stock (or a combination of units thereof) involving a “variable rate transaction”, meaning a transaction in which we (i) issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (i) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock or (ii) enter into, or effect a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby we may issue securities at a future determined price.

The existence of these restrictions could reduce the number of fundraising structures available to us, or could discourage potential investors from making offers of investment to us. As a result, we may find it more difficult to raise required funding at times and on terms we deem desirable, and our inability to raise necessary funding could have a material adverse effect on our company and stock price.

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

Our officers and directors and their affiliates (primarily Kirk Huntsman) currently own shares of common stock, in the aggregate, representing approximately 7.6% of our outstanding voting capital stock. In addition, Dr. Dave Singh, our former Chief Medical Officer and director, owns an additional 10.8% of our outstanding voting stock. As a result, if these stockholders and any associated stockholders were to choose to act together, they have and may continue to be able to exert control over certain matters submitted to our stockholders for approval by having the ability to block certain proposals. For example, these persons, if they choose to act collectively, would have the ability to vote against and block a proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 8,253 rentable square feet of office space from an unaffiliated third party for our corporate office located at 7921 Southpark Plaza, Suite 210, Littleton, Colorado. This lease expires in November 2027. Terms of the office lease currently provide for a base rent payment of $16,506 per month. We also lease approximately 2,220 rentable square feet of space from an unaffiliated third party for one of our Vivos Centers located at 4795 Larimer Parkway, Johnstown, Colorado. This lease expires in February 2025. Terms of the office lease provide for a base rent payment of $3,608 per month and a share of the buildings operating expenses such as taxes and maintenance of $2,035 per month. We also lease 3,643 rentable square feet of space from an unaffiliated third party for our Vivos Center located at 9135 Ridgeline Boulevard, Highlands Ranch, Colorado. This lease expires in January 2029. Terms of the office provide for a base rent payment of $5,465 per month and a share of the building’s operating expenses such as taxes and maintenance of $3,273 per month. Effective May 20, 2019, we entered into a lease at 7001 Tower Road, Denver, Colorado for 14,732 rentable square feet for the Vivos Institute and amended the lease effective March 11, 2022 to increase the premises by 9,129 rentable square feet for a total of 23,861 rentable square feet. This facility was built primarily as a training facility where our VIPs are trained and the additional square footage is for office space and fulfillment. We believe that these facilities are adequate for our current and near-term future needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of our outstanding pending litigation matters. Litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business.

On April 13, 2021, the Washington State Department of Financial Institutions (“WSDFI”) sent a letter and subpoena requesting that we produce certain documents and records. WSDFI is investigating certain sales of our common stock by a previous employee and independent contractor in Washington prior to our initial public offering. This subject matter in general (including activities of such previous employee and independent contractor) had been among the issues previously investigated by a joint committee of our Board of Directors and internal and external legal counsel that commenced in February 2020 and, pursuant to the findings and recommendations of the joint committee, led to the company implementing in April 2020 certain enhanced corporate governance policies (in the form of a formal written policy on private stock sales requiring prior approval of our internal or external legal counsel and changes to certain organizational matters). We have cooperated with WSDFI regarding this investigation, but during and subsequent to the year ended December 31, 2022, we have not been made aware of any developments with the investigation.

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believe such statements have interfered with our business relationship and contract, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint seeks permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain. We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. On February 1, 2023, Ortho-Tain filed a motion to re-open the district court case and set a status conference. On February 22, 2023, Vivos filed a notice of non-opposition joining that request. The parties are currently awaiting further action from the district court, including a new decision on Ortho-Tain’s motion to dismiss.

On July 22, 2020 Ortho-Tain, Inc. filed a Complaint at Law in the United States District Court for the Northern District of Illinois naming Vivos, along with the Company’s Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso. The Ortho-Tain complaint alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by the Company and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including the Company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and the Company’s Chief Executive Officer, R. Kirk Huntsman. On September 9, 2020, the Company moved to dismiss the claims against it. On May 14, 2021, the United States District Judge entered an order granting the Company’s motion to stay this case pending the outcome of a substantially similar, first-filed suit by the Company pending in the United States District Court for the District of Colorado. In light of the stay, the Court denied, without prejudice, the Company’s pending motion to dismiss. On September 3, 2021, on December 2, 2021, on April 4, 2022, on July 5, 2022, on September 19, 2022, and on November 22, 2022 the Court extended the stay. On March 20, 2023, the Parties submitted their joint status report. In their status report, the Parties requested that the Court reconsider Defendants’ motions to dismiss and Plaintiff’s motion to strike which were fully briefed at the time the case was stayed. Defendants also requested a stay of discovery pending a ruling on the motions to dismiss. The Parties are awaiting further direction from the Court.

On May 17, 2021, plaintiff Steven Rospond (“Rospond”) filed a lawsuit against an entity called Proceed Finance asserting claims for breach of contract and violation of the Kansas Consumer Protection Act against Defendants Proceed Finance and Security First Bank regarding a $50,000 loan Rospond took to pay for services provided by our company. Rospond sent us a subpoena seeking various documents relating to the services provided by us to which it responded and provided documents on December 21, 2021. In an Order dated October 26, 2021, the court granted Rospond an extension of up to seven days after we delivered documents to Rospond within which to amend his lawsuit, including to assert claims against us. To date, we have no knowledge of Rospond asserting any claims against us. According to the court’s docket, this lawsuit was dismissed for lack of prosecution on June 15, 2022.

On May 23, 2022, Dr. G. David Singh (“Dr. Singh”), the founder and former director and Chief Medical Officer of our company, through his legal counsel, sent a demand letter (the “Demand Letter”) to us. The Demand Letter asserted certain allegations, including an assertion that contested our decision to terminate Dr. Singh’s employment for cause in March 2022. As previously disclosed, on March 1, 2022, with the unanimous approval of our Board of Directors, we provided notice of termination of Dr. Singh’s employment with our company “for cause” pursuant to the terms Dr. Singh’s amended and restated employment agreement with us (the “Employment Agreement”). In the Demand Letter, Dr. Singh also asserted certain potential claims against us and/or R. Kirk Huntsman, our Chairman and Chief Executive Officer, including for breach of contract, breach of fiduciary duty, defamation and other civil claims and remedies which could include severance payments to Dr. Singh and other money relief if Dr. Singh’s claims are upheld in arbitration. We believe that Dr. Singh’s assertions completely lack merit in fact or law and further believes that Dr. Singh will be unable to establish actionable damages. Further, we believe that several provisions of Dr. Singh’s Employment Agreement limit or restrict claims Dr. Singh is alleging, including a mandatory arbitration clause and exclusive remedy provisions. However, no assurances can be given that our positions regarding the Demand Letter or the Employment Agreement will be upheld by an arbitrator. The parties engaged in voluntary mediation, with no resolution reached.

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Gurdev Dave Singh. The Company’s Demand for Arbitration alleges that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company, and requests that the Arbitrator declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. On December 7, 2022, Dr. Singh filed a Cross-Complaint in the Arbitration alleging claims against the Company for breach of contract, employment discrimination, and violation of the Colorado Wage Act. The Arbitrator has been selected and pursuant to a scheduling conference held on February 15, 2023, the case has been tentatively set for a four-day Arbitration commencing on January 16, 2024.

On January 23, 2023, we filed a complaint against Dr. Singh and Dr. Rod Willey in the United States District Court for the District of Colorado alleging that Dr. Singh violated his employment agreement with Vivos when he and Dr. Willey formed a competing venture, named Koala Plus. Additionally, we contend that both defendants violated state and federal trade secret laws when they formed this competing business and attempted to unlawfully use our trade secrets to divert business away from Vivos. We believe the defendants actions have caused unspecified monetary damages. Dr. Singh’s responsive pleading is due on March 31, 2023. Dr. Willey failed to timely respond and Vivos moved for a Clerk’s Entry of Default, which was granted on March 24, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “VVOS”. On March 28, 2023, the last reported sale price of the shares of our common stock as reported on NASDAQ was $0.32 per share.

Holders of Record

On March 28, 2023, we had approximately 560 stockholders of record. On March 28, 2023, there were 29,678,786 shares of our common stock issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us within the past three years involving sales or our securities that were not registered under the Securities Act. All of the sales listed below were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Regulation D thereunder in that (i) none of the offers and sales constituted a public offering of securities and/or (ii) the securities were only offered and sold to accredited investors.

In November 2020, Vivos Therapeutics issued warrants to certain shareholders to purchase an aggregate of 325,000 shares of common stock. Such warrants are substantially similar to the Series B Warrants except such warrants will be exercisable for a period of 36 months, beginning six months after the consummation of the initial public offering and ending on the forty-second month anniversary of the consummation of our initial public offering. See “Management—October 2020 Derivative Demand and Settlement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021 for further information on the issuance of these warrants.

On March 12, 2021, Vivos Therapeutics granted options to purchase up to 145,000 shares of common stock at an exercise price of $7.50 share in the following amounts to employees and consultants, 120,000 to two employees (100,000 and 20,000 respectively) with standard vesting on each of the following dates: (i) 20% as of the date of grant and (ii) 20% at the end of each year following the date of grant, and 25,000 to a consultant with standard vesting on each of the following dates: (i) 20% as of the date of grant and (ii) 20% at the end of each year following the date of grant.

On March 29, 2021 and as part of the acquisition of certain assets from, and the entry into related agreements with, MyoCorrect, LLC and its affiliates, Vivos Therapeutics issued three-year warrants to purchase 200,000 shares of our common stock with an exercise price of $7.50 per share. 25,000 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable upon the achievement of pre-determined performance metrics related to the utilization of MyoCorrect. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On April 14, 2021 and as part of the acquisition of certain assets from, and the entry into related agreements with, Lyon Management & Consulting, LLC and its affiliates, we issued three year warrants to purchase 25,000 shares of our common stock with an exercise price of $8.90 per share. 5,000 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable at the end of each anniversary year following the issuance date. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

During the period from March 12, 2021 through March 30, 2021, Vivos Therapeutics issued warrants to purchase an aggregate of 95,000 shares of common stock to contractors and consultants in exchange for services. These warrants have an exercise price of $7.50 per share. 45,000 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable at the end of each anniversary year following the issuance date. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On February 25, 2022 the Company issued 290,000 stock options to certain employees and officers with an exercise price of $3.27 per share, one-fifth vested on the date of grant, and one-fifth vests annually through February 25, 2026. Additionally, the Company issued warrants to purchase 80,000 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $3.27 per share, vesting monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On May 12, 2022, the Company issued 265,000 stock options to certain employees and officers with an exercise price of $1.29 per share, one-fifth vested on the date of grant, and one-fifth vests annually through May 12, 2027. Additionally, the Company issued warrants to purchase 130,000 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $1.29 per share. 40,000 of these warrants vested immediately upon issuance, 60,000 of these warrants vest monthly over a six month term and 30,000 of these warrants vest monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On July 8, 2022, the Company issued 15,000 stock options to a certain employee with an exercise price of $1.45 per share, one-fifth vested on the date of grant, and one-fifth vests annually through July 8, 2027.

On December 23, 2022, the Company issued 1,404,168 stock options to certain employees and officers with an exercise price of $0.48 per share, 787,500 of these options vested one-fifth on the date of grant, and one-fifth vests annually through December 23, 2026, 160,000 of these options vested 50% on the date of grant, and 25% vest on March 23, 2023, and the remaining 25% vest on June 23, 2023, and 456,668 of these options vested immediately upon issuance. Additionally, the Company issued warrants to purchase 850,000 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $0.48 per share. 557,500 of these warrants vested immediately upon issuance, 27,500 of these warrants vest quarterly over one year term, 115,000 of these warrants vest quarterly over two year term of the agreement, 50,000 of these warrants vest annually over two year term, and 100,000 of these warrants exercisable upon the achievement of pre-determined performance metrics. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On January 5, 2023, the Company, closed a private placement (the “Private Placement”) pursuant to which the Company agreed sell up to an aggregate of $8,000,000 of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (or a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). No actual units will be issued in the Private Placement.

Pursuant to the Purchase Agreement, the Company agreed to issue and sell in the Private Placement 2,000,000 Shares, Pre-Funded Warrants to purchase up to an aggregate of 4,666,667 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 6,666,667 shares of Common Stock (collectively with the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants, the “Warrant Shares”). The purchase price per Share and associated Common Stock Purchase Warrant was $1.20, and the purchase price per Pre-Funded Warrant and associated Common Stock Purchase Warrant was $1.1999.

Each Common Stock Purchase Warrant entitles the holder, for a period of five years and 6 months, to purchase one share of Common Stock at an exercise price of $1.20 per share. Each Pre-Funded Warrant entitles the holder, for a period until all Pre-Funded Warrants are exercised, to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is provided as of December 31, 2022, regarding our common stock that may be issued under our 2017 stock and option award plan (the “2017 Plan”), and our 2019 stock and option award plan (the “2019 Plan”).

	Shares to be Issued Upon
	Exercise of Outstanding
	Options, and Rights			Securities
	Number of		Weighted Average	Available For Future
Plan Category:	Shares		Exercise Price	Issuance

Equity compensation plans approved by security holders:
2017 Plan	1,333,333	(1)	$-	-
2019 Plan	2,366,667	(2)	-	80,846

Total	3,700,000		2.90	80,846

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our Board of Directors and stockholders have approved a total reserve of 1,333,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our Board of Directors and stockholders have approved a total reserve of 2,366,667 shares for issuance out of which 250,000 shares have been exercised under the 2019 Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

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

Overview

We are a revenue stage medical technology company focused on the development and commercialization of innovative treatment alternatives for patients with cranial and/or dentofacial abnormalities and/or patients diagnosed with mild to moderate obstructive sleep apnea (“OSA”) and snoring in adults. We believe our technologies and conventions represent a significant improvement in the treatment of mild to moderate OSA versus other treatments such as continuous positive airway pressure (“CPAP”) or palliative oral appliance therapies. Our alternative treatments are part of The Vivos Method.

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the FDA cleared uses) in over 33,000 patients treated worldwide by more than 1,700 trained dentists.

Our business model is focused around dentists, and our program to train independent dentists and offer them other value-added services in connection with their ordering and use of The Vivos Method for patients is called the Vivos Integrated Practice (“VIP”) program.

Impact of COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus, now widely acknowledged to have been generally ineffective, and in many ways, harmful. As a result, nearly all of these Orders have been relaxed or lifted, but there is considerable uncertainty about whether the Orders will be reinstated should a new COVID-19 variant or entirely new virus emerge.

Our business was materially impacted by COVID-19 in 2020 and to some extent in 2021due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2022 progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022. We believe new enrollments during the fourth quarter of 2022 were negatively impacted by the ongoing overall workforce uncertainties in the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

New VIP Enrollments (Service Revenue). Enrolling denta1 practices as VIPs is the first step in our ability to generate new revenue. As part of the VIP enrollment fee, we enter into a service contract with VIPs under which they receive training on the use of the Vivos treatment modalities. VIPs have the ability to start generating revenue for us and themselves after this training. To entice dentists to enroll as VIPs, we have worked with different marketing programs (which we generally call a “discovery track”) with respect to the payment of VIPs enrollment fee, including discounts and payment plans. Once VIPs execute their VIP enrollment agreement, the discovery track allows the VIP 45 to 60 days to obtain financing and pay the enrollment fee. Ongoing support and additional training is provided throughout the year under the services contract, which includes access to our proprietary Airway Intelligence Services, which provides the VIP with resources to help simplify the sleep apnea diagnostic and Vivos treatment planning process.

In addition to enrollment service revenue, we offer additional services, such as our Billing Intelligence Services offering, and MyoCorrect orofacial myofunctional therapy services, which was introduced in April 2021. Revenue for these services is recognized as the Company’s performance obligations are satisfied in accordance with ASC 606.

We are also engaging in strategic collaborations to market the benefits of the Vivos treatment modalities and VIP enrollment to dentists, including our cooperative relationships with various medical providers to deliver diagnostic and medical consultation services to people across North America who suffer from OSA.

We recognize revenue on VIP enrollments once the contract is executed, payment is received, and as the Company’s performance obligations are satisfied in accordance with ASC 606.

New VIP Case Starts (Product Revenue). Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases, with approximately forty-eight percent (48%) of VIPs accounting for all new case starts during the year ended December 31, 2022. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of the end of 2022, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists the simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage® home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during 2022.

Inflation. We believe the U.S. has entered a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for our products is not fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations. In the fourth quarter of 2022, we rolled back a portion of the pricing increase of May in order to stimulate demand.

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the 2008 Great Recession, then the impact on our Revenue, Earnings and access to Capital Markets of both inflation and inflation-fighting responses would be impossible to know or calculate.

Supply Chain. From time to time, we may experience supply chain challenges due to forces beyond our control. For example, the Suez Canal blockage earlier in 2021 caused some delay in shipments of SleepImage® rings from China. Overall, however, as our appliances are made in the U.S., we have not experienced significant supply chain issues as a result of COVID-19 or otherwise, although this may change in future periods.

Seasonality. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, the fourth quarter tends to be one where we see higher enrollment levels for new VIP dentists, however, as previously mentioned, in Q4 of 2022 we did not see that same pattern emerge. The first quarter of each year tends to be our weakest quarter of the year for new enrollments, and to a certain extent, appliance sales as well. Winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate in the future depending on these and other factors.

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

Restatement of March 30, 2022 Financial Statements

As described in the Explanatory Note and Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed with the SEC on May 16, 2022 and such Amendment No. 1 being filed on November 25, 2022 (the “10-Q/A”), we determined it was necessary to restate our financial statements for the three months ended March 31, 2022.

The restatement of the previously filed financial statements was due to our management (with the concurrent of the Audit Committee of our Board of Directors) determining that our existing revenue recognition policy was not consistent with the guidance in ASC 606. After analyzing our contracts using the five-step process in ASC 606, we have determined that for VIP enrollment contracts, it is necessary for us to separately identify the performance obligations and recognize the revenue as the performance obligations are satisfied or over the customer life as applicable. We identified a material weakness related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately for the revenue recognition issue described above and for those items which we had previously identified in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

Comparison of Years ended December 31, 2022 and 2021

Our consolidated statements of operations for the years ended December 31, 2022 and 2021 are presented below (dollars in thousands):

	2022	2021	Change

Revenue
Product revenue	$8,381	$6,520	$1,861
Service revenue	7,643	10,365	(2,722)
Total revenue	16,024	16,885	(861)
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,005	4,281	1,724
Gross profit	10,019	12,604	(2,585)
Gross profit %	63%	75%

Operating expenses
General and administrative	29,041	25,791	3,250
Sales and marketing	5,340	5,551	(211)
Impairment loss	-	911	(911)
Depreciation and amortization	669	733	(64)

Operating loss	(25,031)	(20,382)	(4,649)

Non-operating income (expense)
Interest expense	-	(14)	14
Other expense	(190)	(9)	(181)
PPP loan forgiveness	1,287	-	1,287
Other income	89	117	(28)

Net loss	$(23,845)	$(20,288)	$(3,557)

Revenue

Revenue decreased approximately $0.8 million, or 5%, to approximately $16 million for the year ended December 31, 2022 compared to $16.9 million for year ended December 31, 2021. Revenue during 2022 decreased due to a decrease of approximately $3.7 million in VIP enrollment revenue, as well as an adjustment to our revenue recognition methodology which resulted in a cumulative decrease of approximately $0.4 million in VIP revenue related to prior years. This was offset by an increase of 29% or approximately $1.8 million attributable to higher appliance sales to VIPs, (ii) an increase of approximately $0.1 million in revenue from our two company-owned dental centers, (iii) an increase of approximately $0.3 million in BIS revenue, (iv) a $0.6 million increase in myofunctional therapy service revenue, (iv) and increase of approximately $0.4 million in sleep testing services.

During the year ended December 31, 2022, we enrolled 196 VIPs and recognized VIP revenue of approximately $4.8 million, a decrease of 43% in enrollment revenue, compared to the year ended December 31, 2021, when we enrolled 197 VIPs for a total of approximately $8.5 million. Revenue growth was impacted by a change in our revenue methodology adopted during 2022, which affected the contract life and allocation of performance obligations to different categories. In December 2021, the American Dental Association reported that just 60% of dental practices were open and operating with business as usual. Another industry source reported 92% of dental practices were struggling to hire or replace hygienists, and 77% reported difficulty hiring front desk positions. These challenges across the dental community have impacted both doctor enrollments and patient case starts, as replacement dental personnel must be trained in The Vivos Method.

For the year ended December 31, 2022, we sold 12,281 oral appliance arches for a total of approximately $7.8 million, a 29% increase from the year ended December 31, 2021 when we sold 11,355 oral appliance arches for a total of approximately $6.0 million. Lastly, for the year ended December 31, 2022 we had approximately $0.6 million in center revenue, compared to approximately $0.5 million for the year ended December 31, 2021, and approximately $1.0 million in our orofacial myofunctional therapy revenue, compared to $0.3 million for the year ended December 31, 2021 due to the introduction of the service in 2021 and increased demand for these services.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $1.7 million to approximately $6.0 million for the year ended December 31, 2022 compared to approximately $4.3 million for the year ended December 31, 2021. This increase was primarily due to product and services costs associated with higher sales volume of our appliances, additional costs associated with VIP enrollments, and billing and myofunctional therapy revenue. Cost of sales includes approximately $0.8 million related to costs associated with appliances, an increase of approximately $0.8 million related to costs associated with VIP enrollment and training, and approximately $0.7 million increase related to our new program (started in 2022) related to the sale and leasing of SleepImage rings.

For the year ended December 31, 2022, gross profit decreased by approximately $2.6 million to $10 million. This decrease was attributable to an increase in cost of sales of $1.7 million explained above, coupled with a decrease in revenue of approximately $0.8 million. Gross margin decreased to 63% for the year ended December 31, 2022 compared to 75% for the year ended December 31, 2021, primarily driven by the higher costs associated with appliances due to increase in cost of raw materials and VIP enrollments and new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses increased approximately $3.3 million, or approximately 13%, to approximately $29 million for the year ended December 31, 2022, as compared to $25.8 million for the year ended December 31, 2021. The primary driver of this increase was an increase in personnel and related compensation of approximately $2.4 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. The increase in payroll related costs were mainly a result of increased headcount in 2022 (from 137 average headcount at December 31, 2021 to 167 average headcount at December 31, 2022). Other drivers of the increase in general and administrative expenses included an increase of approximately $1.4 million to general corporate costs such as consulting and professional fees, an increase of approximately $1.0 million related to travel expenses, and an increase of approximately $0.6 million for information and technology supplies, equipment, rent, research as well as corporate expenses such as filing fees, subscriptions, and office expenses, offset by a decrease of approximately $0.9 million in bad debt expense and approximately $0.3 million in bank and merchant fees. These increases were due to the growth of the company combined with higher headcount and expenses associated with being a public company.

Sales and Marketing

Sales and marketing expense decreased by $0.2 million to $5.3 million for the year ended December 31, 2022, compared to $5.5 million for the year ended December 31, 2021. This decrease relates to approximately $1.6 million reduction in marketing campaigns, materials and product samples, which was offset by an increase of approximately $0.6 million on redesigning and improving the Vivos website, and approximately $0.2 million on print media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.7 million for the years ended December 31, 2022 and 2021. The change in depreciation expense is related to new assets placed into service which was offset by lower depreciation expense related to legacy assets that were retired during the year.

PPP Loan Forgiveness

PPP loan forgiveness was approximately $1.3 million for the year ended December 31, 2022 when compared to none for the year ended December 31, 2021. The increase is due to the PPP loan forgiven by the SBA in its entirety.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of our company as a going concern. We have incurred losses since inception, including $20.3 million for the year ended December 31, 2021, resulting in an accumulated deficit of $55.6 million as of December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $79.5 million, and approximately $3.5 million in cash, which will not be sufficient to fund our operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We will be required to obtain additional financing and expect to satisfy our cash needs primarily from the issuance of equity securities or indebtedness in order to sustain operations until we can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate our operations, all of which could have a material adverse effect on our company.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021

Net cash provided by (used in):
Operating activities	$(19,587)	$(15,735)
Investing activities	(924)	(2,608)
Financing activities	-	24,167

Net cash used in operating activities of approximately 19.6 million for the year ended December 31, 2022 is an increase of approximately $3.9 million compared to net cash used in operating activities of approximately $15.7 million for the year ended December 31, 2021. This increase is due primarily to the increase in our net loss of approximately $3.6 million, a decrease of approximately $0.9 million in accrued expenses due to increase in consulting fees, legal fees, third party lab fees associated with the production of our appliances, offset by an increase of approximately $0.7 million in accounts receivable related to the MID clinics and VIP enrollments under payment plans, an increase of approximately $0.5 million in accounts payable, an increase of approximately $0.1 million in prepaid expenses and current assets primarily driven by annual renewals of subscriptions and other services, and an increase of approximately $0.5 million due to the collection of a tenant improvement allowance related to the build-out of the Vivos Institute in Denver, Colorado.

For the year ended December 31, 2022, net cash used in investing activities consisted of capital expenditures for software of $0.9 million related to the development of software for internal use, which is expected to be placed in service in mid-2023. This compares to net cash used in investing activities for the year ended December 31, 2021 of $2.6 million due to capital expenditures for leasehold improvements and equipment related to The Vivos Institute.

For the year ended December 31, 2022, there was no cash used in financing activities. For the year ended December 31, 2021, net cash provided by financing activities of $24.2 million was primarily attributable to proceeds of $25.4 million from the issuance of Common Stock in our follow-on public offering in May 2021 and proceeds from the exercise of stock options of $0.3 million.

Critical Accounting Policies Involving Management Estimates and Assumptions

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC, Vivos Del Mar Management, LLC, Vivos Modesto Management, LLC, Vivos Therapeutics DSO LLC, a Colorado limited liability company, and Vivos Airway Alliances, LLC, a Colorado limited liability company), are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. Once it is determined that a contract exists (a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the standard VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $31,500, with different entry levels from $2,500 to $50,000. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (later known as the VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the VIP dentist access to a team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop are typically provided within the first 30 to 45 days that a VIP enrolls. Ongoing support and additional training are provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, a VIP may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

VIP enrollment fees include multiple performance obligations which vary on a contract by contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six or twelve months BIS subscription, a marketing package, lab credits and the right to sell our appliances. We allocate the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

The right to sell is similar to a license of intellectual property because without it the VIP cannot purchase appliances from us. The right to sell performance obligation includes the Vivos training and enrollment materials which prepare dentists for treating their patients using The Vivos Method.

Because the right to sell is never sold outside of VIP contracts, and VIP contracts are sold for varying prices, we believes it is appropriate to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations under a VIP contract will be deducted from the contract price, with the residual being allocated to the right to sell performance obligation.

Our management uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. Our management has determined that VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the VIP program long term. Since the beginning of the VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP would continue, at which time the remainder of review is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, our management has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021 and 18 months for 2022. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

Other Service Revenue

In addition to VIP enrollment service revenue, in 2020 we launched BIS, an additional service on a monthly subscription basis, which includes our AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

Also, we offer our VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs, and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

Allocation of Revenue to Performance Obligations

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

From time to time, we offer various discounts to its customers. These include the following:

1)	Discount for cash paid in full
2)	Conference or trade show incentives, such as subscription enrollment into the SleepImage® home sleep test program, or free trial period for the SleepImage® lease program
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

The amount of consideration can vary by customer due to promotions and discounts authorized to incentivize a sale. Prior to the sale, the customer and we agree upon the amount of consideration that the customer will pay in exchange for the services we provide. The net consideration that the customer has agreed to pay is the expected value that is recognized as revenue over the service period. At the end of each reporting period, we update the transaction price to represent the circumstances present at the end of the reporting period and any changes in circumstances during the reporting period.

Product Revenue

In addition to revenue from services, we also generate revenue from the sale of its patented oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. Revenue from the appliance sale is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The appliance is similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. We utilize our network of certified VIPs throughout the United States and in some non-U.S. jurisdictions to sell the appliances to their customers as well as in two dental centers that we operate. We utilize third party contract manufacturers or labs to produce its customized, patented appliances and preformed guides. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, protocols, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. We performed an analysis under ASC 606-10-55-36 through 55-40 and concluded that we are the principal in the transaction and are reporting revenue on a gross basis. We bill the applicable VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

Within each of the two centers that we own, we utilize a team of medical professionals to measure, order and fit each appliance. Upon scheduling the patient (which is our customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for our owned centers than for revenue we recognize form VIPs. We recognize revenue from our centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

We offer certain dentists (known as Clinical Advisors) discounts from standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of our products and to purchase our products for their own practices. In addition, from time to time, we offer credits to incentivize VIPs to adopt our products and increase Vivos Method case volume within their practices. These performance obligations are recorded as revenue in future periods over the life of the credit.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Our management bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Our significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, the determination of customer life and breakage related to recognizing revenue for VIP contracts, notes receivable, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in business combinations; valuation assumptions for stock options, warrants and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 and its variants is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations will be affected.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents.

Accounts Receivable, Net

The accounts receivable in the accompanying financial statements are stated at the amounts management expects to collect. Our management performs credit evaluations of its customers’ financial condition and may require a prepayment for a portion of the services to be performed. We reduce accounts receivable by estimating an allowance that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on its judgements in evaluating the aging of the receivables and the financial condition of our clients.

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 4 to 5 years. Amortization of leasehold improvements is recognized using the straight-line method over the shorter of the life of the improvement or the term of the respective leases which range between 5 and 7 years. We do not begin depreciating assets until they are placed in service.

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, LLC (“MyoCorrect LLC”), from whom we acquired certain assets related to our OMT service in March 2021 and (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom we acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related to our acquired patents, intellectual property and customer contracts. The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 6). The costs paid to MyoCorrect LLC and Lyon Dental for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There was no impairment of goodwill recognized at December 31, 2021. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Our evaluation of long-lived assets completed for the years ended December 31, 2021 resulted in no impairment loss. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022 and accordingly, no impairment was required.

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

Accounting for Payroll Protection Program Loan

We accounted for our U.S. Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) loan as a debt instrument under ASC 470, Debt. We recognized the original principal balance as a financial liability with interest accrued at the contractual rate over the term of the loan. On January 21, 2022, our PPP loan received of May 8, 2020 was forgiven by the SBA in its entirety, which includes approximately $1.3 million in principal. As a result, we recorded a gain on the forgiveness of the loan in the quarter ended March 31, 2022 under non-operating income (expense).

Loss and Gain Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred, and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible and the range of the loss is estimable, then we disclose the range of the possible loss. If we cannot estimate the range of loss, we will disclose the reason why we cannot estimate the range of loss. Our management regularly evaluates current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. Legal fees related to contingencies are charged to general and administrative expense as incurred. Contingencies that may result in gains are not recognized until realization is assured, which typically requires collection in cash.

Share-Based Compensation

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. We estimate the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. We determine the expected price volatility based on the historical volatilities of shares of our peer group as we do not have a sufficient trading history for our Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. We recognize the impact of forfeitures and cancellations in the period that the forfeiture or cancellations occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.2 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change. In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options, convertible debt, preferred stock (if any), and warrants, to the extent dilutive.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Vivos Therapeutics, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vivos Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Denver, Colorado

March 30, 2023

VIVOS THERAPEUTICS INC.

Consolidated Balance Sheets

December 31, 2022 and 2021

(In Thousands, Except Per Share Amounts)

	2022	2021

Current assets
Cash and cash equivalents	$3,519	$24,030
Accounts receivable, net of allowance of $712 and $180, respectively	457	1,203
Tenant improvement allowance receivable	-	516
Prepaid expenses and other current assets	1,448	1,575

Total current assets	5,424	27,324

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,082	2,825
Operating lease right-of-use asset	1,695	-
Intangible assets, net	302	341
Deposits and other	374	356

Total assets	$13,720	$33,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,411	$920
Accrued expenses	1,912	2,853
Current portion of contract liabilities	2,926	2,399
Current portion of long-term debt	-	1,265
Current portion of operating lease liability	419	-
Current portion of deferred rent	-	3
Current portion of lease incentive liability	-	69
Other current liabilities	145	-

Total current liabilities	6,813	7,509

Long-term liabilities
Contract liabilities, net of current portion	112	-
Operating lease liability, net of current portion	1,994	-
Deferred rent, net of current portion	-	343
Lease incentive liability, net of current portion	-	298

Total liabilities	8,919	8,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 23,012,119 shares as of December 31,2022 and December 31, 2021	2	2
Additional paid-in capital	84,267	81,160
Accumulated deficit	(79,468)	(55,623)
Total stockholders’ equity	4,801	25,539
Total liabilities and stockholders’ equity	$13,720	$33,689

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Operations

Years Ended December 31, 2022 and 2021

(In Thousands, Except Per Share Amounts)

	2022	2021
Revenue
Product revenue	$8,381	$6,520
Service revenue	7,643	10,365
Total revenue	16,024	16,885

Cost of sales (exclusive of depreciation and amortization shown separately below)	6,005	4,281

Gross profit	10,019	12,604

Operating expenses
General and administrative	29,041	25,791
Sales and marketing	5,340	5,551
Impairment loss	-	911
Depreciation and amortization	669	733

Total operating expenses	35,050	32,986

Operating loss	(25,031)	(20,382)

Non-operating income (expense)
Interest expense	-	(14)
Other expense	(190)	(9)
PPP loan forgiveness	1,287	-
Other income	89	117

Loss before income taxes	(23,845)	(20,288)
Income tax expense	-	-

Net loss	$(23,845)	$(20,288)

Net loss attributable to common stockholders	$(23,845)	$(20,288)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.04)	$(0.96)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	23,012,119	21,233,485

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2022 and 2021

(In Thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	18,209,452	$2	$52,250	$(35,335)	$16,917
Issuance of Common Stock:
In follow-on public offering, net of issuance costs	4,600,000		25,362		25,362
To consultants for services	2,667		20		20
Exercise of stock options	200,000		330		330
Fair value of warrants issued:
To consultants for services			232		232
In business combination			172		172
For purchase of assets			136		136
Stock-based compensation expense			2,658		2,658
Net loss	-	-	-	(20,288)	(20,288)

Balances, December 31, 2021	23,012,119	2	81,160	(55,623)	25,539
Fair value of warrants issued:
To consultants for services	-	-	711	-	711
In business combination	-	-	-	-	-
For purchase of assets	-	-	-	-	-
Stock-based compensation expense	-	-	2,396	-	2,396
Net loss	-	-	-	(23,845)	(23,845)

Balances, December 31, 2022	23,012,119	$2	$84,267	$(79,468)	$4,801

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(In Thousands)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,845)	$(20,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,396	2,658
Loss on disposal of assets	36	-
Depreciation and amortization	669	733
Fair value of warrants issued for services	711	232
Common stock issued for services	-	20
Accretion of discount on note receivable	-	(29)
Forgiveness of indebtedness income	(1,265)	-
Impairment on note receivable	-	911
Changes in operating assets and liabilities:
Accounts receivable	746	228
Operating lease assets and liabilities, net	7	548
Tenant improvement allowance	516	(516)
Prepaid expenses and other current assets	126	(902)
Deposits	(16)	(47)
Accounts payable	491	139
Accrued expenses	(941)	1,117
Other liabilities	144	-
Contract liability	638	(539)

Net cash used in operating activities	(19,587)	(15,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(924)	(2,396)
Payment for business acquisition	-	(225)
Principal collections under note receivable	-	13

Net cash used in investing activities	(924)	(2,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	27,930
Redemption of preferred stock	-	(1,500)
Payments for issuance costs	-	(2,238)
Principal payments on debt	-	(25)

Net cash provided by financing activities	-	24,167

Net decrease in cash and cash equivalents	(20,511)	5,824
Cash and cash equivalents at beginning of year	24,030	18,206

Cash and cash equivalents at end of year	$3,519	$24,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$18

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$136
Fair value of warrants issued in business acquisition	$-	172
Fair value of warrants issued to underwriters in connection with follow-on offering	$-	$1,486
Capital expenditures included in accounts payable	$-	$110

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

In addition to providing VIPs with appliances for use with their patients, the Company offers other products and services to VIPs, including (i) SleepImage® home sleep apnea test rings (“SleepImage”), which can be leased to VIPs for use with patients; (ii) training and continuing education at the Company’s Vivos Institute training center, (iii) the Billing Intelligence Service (“BIS”), a subscription-based billing solution for VIPs, (iv) the Company’s Medical Integration Division (“MID”), which manages independent medical practices under management and development agreement which pays the Company from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees and (v) MyoCorrect, a service through which VIPs can provide orofacial myofunctional therapy (“OMT”) to patients via telemedicine technology (“MyoCorrect”).

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC, Vivos Del Mar Management, LLC, Vivos Modesto Management, LLC, Vivos Therapeutics DSO LLC, a Colorado limited liability company, and Vivos Airway Alliances, LLC, a Colorado limited liability company), are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. Once it is determined that a contract exists (a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the standard VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $31,500, with different entry levels from $2,500 to $50,000. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (later known as the VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the VIP dentist access to a team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop are typically provided within the first 30 to 45 days that a VIP enrolls. Ongoing support and additional training are provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, a VIP may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

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

Also, the Company offers its VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs, and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

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
2)	Conference or trade show incentives, such as subscription enrollment into the SleepImage® home sleep test program, or free trial period for the SleepImage® lease program
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

The appliance is similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions to sell the appliances to their customers as well as in two centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its unique, patented appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, treatments, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

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

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 4 to 5 years. Amortization of leasehold improvements is recognized using the straight-line method over the shorter of the life of the improvement or the term of the respective leases which range between 5 and 7 years. The Company does not begin depreciating assets until assets are placed in service.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022 and accordingly, no impairment was required.

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

Accounting for Payroll Protection Program Loan

The Company accounted for its U.S. Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) loan as a debt instrument under ASC 470, Debt. The Company recognized the original principal balance as a financial liability with interest accrued at the contractual rate over the term of the loan. On January 21, 2022, the PPP loan received by the Company on May 8, 2020 was forgiven by the SBA in its entirety, which includes approximately $1.3 million in principal. As a result, the Company recorded a gain on the forgiveness of the loan in the quarter ended March 31, 2022 under non-operating income (expense).

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

Share-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company estimates the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. The Company determines the expected price volatility based on the historical volatilities of shares of the Company’s peer group as the Company does not have a sufficient trading history for its Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to the Company in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. The Company recognizes the impact of forfeitures and cancellations in the period that the forfeiture and cancellations occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.2 million for years ended December 31, 2022 and 2021.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses, and operating lease liability - current and non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.

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

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective as of December 31, 2022.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This guidance requires use of an impairment model (known as the “current expected credit losses”, or CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning in the first quarter of 2023. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the year ended December 31, 2022:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (ASC 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to adopt either (i) retrospectively to each prior reporting period presented upon initial adoption, or (ii) apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company adopted the new accounting standard on January 1, 2022, this adoption required the Company to recognize a current and long-term lease liability of approximately of $1.9 million and a right-of-use (ROU) asset of approximately $1.2 million, while eliminating deferred rent of approximately $0.3 million and tenant improvement allowance of approximately $0.4 million. We applied the new lease standard to all open leases as of the adoption date, with no retrospective adjustments to prior comparative periods.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

As of December 31, 2022, the Company had an accumulated deficit of approximately $79.5 million. As of December 31, 2022, the Company incurred a net loss of approximately $23.8 million. Net cash used in operating activities amounted to approximately $19.6 million for the year ended December 31, 2022. As of December 31, 2022, the Company had total liabilities of approximately $8.9 million.

As of December 31, 2022, the Company had approximately $3.5 million in cash and cash equivalents, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the years ended December 31, 2022 and 2021, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Year Ended December 31,
	2022	2021

Product revenue:
Appliance sales to VIPs	$7,820	$6,040	(1)
Center revenue	561	480
Total product revenue	8,381	6,520

Service revenue
VIP	4,838	8,517	(3)
Billing intelligence services	1,170	905	(2)
Management service revenue (includes MID)	63	313
Myofunctional therapy services	927	341
Sponsorship/seminar/other	645	289
Total service revenue	7,643	10,365

Total revenue	$16,024	$16,885

(1)	Revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Revenue from maintenance and subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for year ended December 31, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.
(3)	Revenue disclosed above for the year ended December 31, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31
	2022	2021

Beginning balance, January 1	$2,399	$2,938

New contracts, net of cancellations	6,567	7,978
Revenue recognized	(5,928)	(8,517)

Ending balance, December 31	$3,038	$2,399

Current portion of deferred revenue is approximately $2.9 million which is expected to be recognized over the next 12 months from the date of the period presented.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and 2021, property and equipment consist of the following (in thousands):

	December 31,
	2022	2021

Furniture and equipment	$1,265	$1,394
Leasehold improvements	2,479	2,387
Construction in progress	948	212
Molds	143	75
Gross property and equipment	4,835	4,068
Less accumulated depreciation	(1,753)	(1,243)
Net Property and equipment	$3,082	$2,825

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of December 31, 2022 and 2021 consist of the following acquisitions (in thousands):

	December 31,
Acquisitions	2022	2021
BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172
Total goodwill	$2,843	$2,843

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

Intangible Assets

As of December 31, 2022 and 2021, identifiable intangible assets were as follows (in thousands):

	December 31,
	2022	2021
Patents and developed technology	$2,136	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,493	2,493
Less accumulated amortization	(2,191)	(2,152)

Net intangible assets	$302	$341

Amortization expense of identifiable intangible assets was less than $0.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of December 31,

2023	39
2024	39
2025	39
2026	23
2027	18
Thereafter	144
Total	$302

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll	$1,358	$1,397
Accrued legal and other	473	990
Lab rebate liabilities	81	466

Total accrued expenses	$1,912	$2,853

NOTE 7 - DEBT

PPP Loan

On May 8, 2020, the Company received approximately $1.3 million in loan funding through the PPP that was part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020. The interest rate on the loan was 1.00% per year and was scheduled to mature on May 5, 2022. The Company used these funds to assist with payroll, rent and utilities. On January 21, 2022, the PPP loan was forgiven by the SBA in its entirety. As a result, the Company recorded other income on the forgiveness of the loan in the first quarter of 2022.

NOTE 8 - PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of December 31, 2022, the Company’s Board of Directors has authority to designate up to an additional 50 million shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 9 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

During the years ended December 31, 2022 and 2021, the Company issued stock options to purchase 1,974,168 and 969,000 shares of Common Stock at a weighted average exercise price of $1.01 and $5.23 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $0.48 and $7.50 per share. Options for the purchase of 1,206,348 shares of Common Stock expired as of December 31, 2022. The following table summarizes all stock options as of December 31, 2022 and 2021 (shares in thousands):

	2022				2021
	Shares		Price(1)	Term(2)	Shares		Price(1)	Term(2)

Outstanding, beginning of year	2,851		$4.96	3.3	2,302		$4.84	1.3
Grants	1,974		1.01		969		5.23
Forfeited/cancelled	(1,206)		5.38		(220)		6.25
Exercised	-		-		(200	)(3)	1.65

Outstanding, at December 31	3,619	(4)	2.89	3.3	2,851	(4)	4.96	3.3

Exercisable, at December 31	2,258	(5)	3.02	3.4	1,898	(5)	4.53	2.7

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	On the respective exercise dates as of December 31, 2021, the aggregate intrinsic value of shares of Common Stock issued upon exercise of stock options amounted to $0.6 million.

(4)	As of December 31, 2022 and 2021, the aggregate intrinsic value of stock options outstanding was $0.

(5)	As of December 31, 2022 and 2021, the aggregate intrinsic value of exercisable stock options was $0.

For the years ended December 31, 2022, and 2021, the valuation assumptions for stock options granted under the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

	2022	2021

Grant date closing price of common stock	$1.01	$5.23
Expected term (years)	3.5	3.5
Risk-free interest rate	3.4%	0.8%
Volatility	112%	141%
Dividend yield	0%	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the year ended December 31, 2022 and 2021 was $1.01 and $5.23, respectively.

For the years ended December 31, 2022 and 2021, the Company recognized approximately $2.4 million and $2.7 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of December 31, 2022 was approximately $3.0 million, which will be recognized over the weighted average remaining term of 4.1 years as of December 31, 2022.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the years ended December 31, 2022 and 2021 (shares in thousands):

	2022				2021
	Shares		Price(1)	Term(2)	Shares		Price(1)	Term(2)

Outstanding, beginning of year	2,556		$7.44	3.1	1,960		$4.38	4.2
Grants of warrants:
Consultants for services	1,060	(3)	1.05		371		7.56
Acquisition of assets	-				225		7.56

Outstanding, December 31	3,616	(4)	$5.50	2.6	2,556	(4)	$7.44	3.1

Exercisable, December 31	3,101	(5)	$5.80	2.5	2,311	(5)	$7.42	3.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February, 2022, the Company granted warrants to consultants in exchange for marketing, business development, investor relations and communication services. Warrants issued in February 2022 provide for the purchase of an aggregate of 80,000 shares of Common Stock and are exercisable at $3.27 per share. The aggregate fair value of the February warrants amounted to $0.1 million which is being recognized over the period that the services are provided. In May, 2022, the Company granted warrants to consultants in exchange for marketing and business development services. Warrants issued in May 2022 provide for the purchase of an aggregate of 130,000 shares of Common Stock and are exercisable at $1.29 per share. The aggregate fair value of the May warrants amounted to $0.1 million which is being recognized over the period that the services are provided. Warrants issued in December 2022 provide for the purchase of an aggregate of 850,000 shares of Common Stock and are exercisable at $0.48 per share. The aggregate fair value of the December warrants amounted to $0.2 million which is being recognized over the period that the services are provided or according to the vesting schedule. For the year ended December 31, 2022, the Company recognized expense of $0.7 million.

(4)	As of December 31, 2022 and 2021, the aggregate intrinsic value of warrants outstanding was $0.

(5)	As of December 31, 2022 and 2021, the aggregate intrinsic value of warrants exercisable was $0.

For the year ended December 31, 2022, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

	2022	2021

Measurement date closing price of Common Stock (1)	$0.79	$7.44
Contractual term (years) (2)	5.0	2.6
Risk-free interest rate	3.6%	0.3%
Volatility	102%	138%
Dividend yield	0%	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

NOTE 11 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2022 and 2021, options for the purchase of 3,619,154 and 969,000, respectively, of Common Stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 12 - INCOME TAXES

For the years ended December 31, 2022 and 2021, the domestic and foreign components of loss before income taxes consist of the following (in thousands):

	2022	2021

Domestic	$(23,945)	$(20,307)
International	100	19
Loss before income taxes	$(23,845)	$(20,288)

For the years ended December 31, 2022 and 2021, income tax expense (benefit) consists of the following (in thousands):

	2022	2021
Current income tax benefit (expense):
Federal	$-	$-
States	-	-
Total current income tax benefit (expense)	-	-

Deferred income tax benefit (expense):
Federal	-	-
States	-	-
Total deferred income tax benefit (expense)	-	-

Total income tax expense (benefit)	$-	$-

For the years ended December 31, 2022 and 2021, income tax benefit differed from amounts that would result from applying the U.S. statutory income tax rate of 21.0% to the Company’s loss before income taxes as follows (in thousands):

	2022	2021

Income tax (benefit) computed at federal statutory rate	$(5,007)	$(4,261)
PPP loan forgiveness	(270)	109
Other permanent differences	346	-
State tax expenses	(510)	(502)
Prior year adjustment to state NOL	(44)	(275)
Non-qualified stock option cancellations	613	-
Change in valuation allowance	4,872	4,929

Total income tax benefit	$-	$-

As of December 31, 2022 and 2021, the principal components of deferred tax assets and liabilities were as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	13,786	9,150
Stock based compensation	776	1,005
Lease liability	561	-
Property, equipment and intangibles	458	-
Other	452	699

Total deferred tax assets before valuation allowance	16,033	10,854
Valuation allowance	(15,639)	(10,766)
Total deferred income tax assets after valuation allowance	394	88
Deferred tax liabilities:
Property, equipment and intangibles	-	(88)
ROU asset	(394)	-
Total deferred income tax liabilities	(394)	(88)

Net deferred tax assets and liabilities	$-	$-

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $15.6 million has been recorded to record the deferred tax asset that is more likely than not to be realized. The net change during the year in the total valuation allowance is an increase of $4.8 million.

The Company has federal net operating loss carry forwards of $58.2 million. The Company also has various state net operating loss carry forwards. The determination of the state net operating loss carry forwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If federal net operating loss carry forwards are not utilized, approximately $3.3 million will begin to expire in 2036. As of December 31, 2022, the remaining federal net operating losses of $54.8 million have no expiration dates.

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

Management does not believe that there are significant uncertain tax positions related to the 2022 and 2021 taxable periods. There are no interest and penalties related to uncertain tax positions for the years ended December 31, 2022 and 2021.

The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2019 or for states before 2018. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized. As of December 31, 2022, the Company has filed all appropriate foreign operation tax returns.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus, now widely acknowledged to have been generally ineffective, and in many ways, harmful. As a result, nearly all of these Orders have been relaxed or lifted, but there is considerable uncertainty about whether the Orders will be reinstated should a new COVID-19 variant or entirely new virus emerge.

Our business was materially impacted by COVID-19 in 2020 and to some extent in 2021due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2022 progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022. We believe new enrollments during the fourth quarter of 2022 were negatively impacted by the ongoing overall workforce uncertainties in the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

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

In January 2017, the Company entered into a commercial lease agreement for 2,220 square feet of office in Johnstown, CO that was to commence on March 1, 2018 and end February 28, 2025. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.3 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.0%.

In May 2018, the Company entered into a commercial lease agreement for 3,643 square feet of office in Highlands Ranch, CO that was to commence on November 1, 2018 and end on January 1, 2029. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.8 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 7.3%.

In October 2020, the Company entered into a commercial lease agreement for 4,800 square feet of office in Orem, Utah that was to commence on January 1, 2021 and end on December 1, 2025. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.6 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.6%.

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

In April 2019, the Company entered into a commercial lease agreement for 14,732 square feet of office in Denver, CO that was to commence on September 23, 2020 and end on March 22, 2028. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.4 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 7.1%.

In April 2022, the Company entered into a commercial lease agreement for 8,253 square feet of office in Littleton, CO that was to commence in May 16, 2022 and end on November 15, 2027. As of May 16, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.5 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 10.6%.

As of December 31, 2022 and 2021, the components of lease expense are as follows (in thousands):

Lease cost:	2022	2021

Operating lease cost	$487	$583
Total net lease cost	$487	$583

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs, for the years ended December 31, 2022 and 2021 aggregated approximately $0.5 million, and $0.6 million respectively. This is included under general and administrative expense.

As of December 31, 2022, the remaining lease terms and discount rate used are as follows (in thousands):

2022

Weighted-average remaining lease term (years)	4.64
Weighted-average discount rate	8.3%

Supplemental cash flow information related to leases as of December 31, 2022 is as follows (in thousands):

2022
Cash flow classification of lease payments:
Operating cash flows from operating leases	438

As of December 31, 2022, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of December 31,

2023	$602
2024	621
2025	594
2026	507
2027	493
Thereafter	140
Total lease payments	2,957
Less: Imputed interest	(544)
Total	$2,413

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of December 31, 2022 and 2021, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2022	2021
Calculation of Numerator:
Net loss	$(23,845)	(20,288)

Loss applicable to common stockholders	$(23,845)	$(20,288)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	23,012,119	21,233,485

Net loss per share of Common Stock (basic and diluted)	$(1.04)	$(0.96)

As of December 31, 2022 and 2021, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	December 31, 2022	December 31, 2021
Common stock warrants	3,616	2,556
Common stock options	3,619	2,851
Total	7,235	5,407

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

Level 1-Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2-Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3-Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2022 and 2021, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the years ended December 31, 2022 and 2021, the Company did not have any recurring measurements for the fair value of assets and liabilities.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2022 and 2021, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2022, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $3.5 million. As of December 31, 2021, the Company had cash and cash equivalents with two financial institutions in the United States with an aggregate balance of $24.0 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 16 - SUBSEQUENT EVENTS

January 2023 Private Placement

On January 5, 2023, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (who is the selling stockholder named herein) pursuant to which we agreed sell up to an aggregate of $8,000,000 of our securities in a private placement consisting of 2,000,000 shares of our Common Stock, a pre-funded warrant to purchase up to an aggregate of 4,666,667 shares of our Common Stock and a Common Stock purchase warrant to purchase up to an aggregate of 6,666,667 shares of our Common Stock (as the context requires, we sometimes refer to the pre-funded warrant and the Common Stock purchase warrant issued in our January 2023 private placement as the “warrants”). The purchase price per share and associated Common Stock purchase warrant was $1.20, and the purchase price per pre-funded warrant and associated Common Stock purchase warrant was $1.1999.

The private placement closed on January 9, 2023. After the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $7.4 million. We intend to use the net proceeds from the private placement for general working capital and general corporate purposes.

The Common Stock purchase warrant entitles the holder, for a period of five years and 6 months, to purchase one share of Common Stock at an exercise price of $1.20 per share. The pre-funded warrant entitles the holder, for a period until the entirety of the pre-funded warrant is exercised, to purchase one share of Common Stock at an exercise price of $0.0001 per share. Both warrants contain a customary 4.99% beneficial ownership limitation that may be waived at the option of the holder upon 61 days’ notice to us.

The Purchase Agreement includes standard representations, warranties and covenants. In addition, and subject to customary exceptions, the Purchase Agreement provides that:

(a) from January 5, 2023 until ninety (90) days after the effective date of the registration statement, neither our company nor any subsidiary of our company shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible into or exercisable for Common Stock or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated by the Registration Rights Agreement (as defined below); or

(b) from January 5, 2023 until nine (9) months after the effective date of the registration statement, we shall be prohibited from effecting or entering into an agreement to effect any issuance by us or any of our subsidiaries of any shares of Common Stock or securities convertible into or exercisable for Common Stock (or a combination of units thereof) involving a “variable rate transaction”, meaning a transaction in which we (i) issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of Common Stock either (i) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the Common Stock or (ii) enter into, or effect a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby we may issue securities at a future determined price.

On January 5, 2023, in connection with the private placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investor, pursuant to which we agreed to file a registration statement with the SEC to register for resale the shares issued in the private placement and the shares of Common Stock issuable upon exercise of the warrants. We is subject to customary penalties and liquidated damages in the event we does not meet certain filing and effectiveness deadlines set forth in the Registration Rights Agreement, up to a maximum aggregate penalty of 10.5% of the gross proceeds of the private placement. We have filed a registration statement in order to satisfy our obligations under the Registration Rights Agreement.

Roth Capital Partners, LLC and A.G.P./Alliance Global Partners acted as placement agents for the Private Placement (the “Placement Agents”). Pursuant to a placement agency agreement, dated January 5, 2023, between us and the Placement Agents (the “Placement Agency Agreement”), we agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds received by us in the private placement, in addition to the reimbursement of $40,000 of expenses. The Placement Agency Agreement contains customary representations, warranties, terms and conditions, including for indemnification of the Placement Agents and their related parties by us.

February 2023 Asset Purchase

On February 28, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Advanced Facialdontics, LLC, a New York limited liability company (“AFD”), pursuant to which the Company acquired certain U.S. and international patents, trademarks, product rights, and other miscellaneous intellectual property from AFD (the “Acquired Assets”).

AFD’s flagship product, the Preventive Oral Device®, known as the POD® (the “POD”), is a custom single arch device with an FDA 510(k) clearance for treating an estimated 40 million patients in the U.S. and Canada with Temporomandibular Joint Dysfunction (“TMD”) and/or Bruxism (teeth grinding or clenching), both known to be closely associated with OSA. The Company’s primary existing products are used by dentists to treat mild to moderate OSA.

AFD’s second FDA 510(k) cleared product, known as the Night Block™, is a custom dual-arch mandibular advancement oral appliance that incorporates patented unilateral bite block technology, which can alleviate or eliminate many of the downsides of traditional oral appliance treatment such as inflammation of the TMJ, facial pain, neck pain, headaches, tension, fatigue, clenching, and grinding.

The acquisition of these novel technologies, patent portfolio, related trademarks, and product rights further enhance the Company’s existing intellectual property and technology base, enabling the Company to provide new, complementary products to many OSA patients who experience pain, discomfort, headaches, tooth loss, and other symptoms associated with TMD and Bruxism.

In addition, this acquisition will provide dentists and other healthcare professional who use the Company’s existing products with an additional treatment option for patients who do not have OSA, but suffer from jaw pain, headaches, and daytime fatigue. The Company expects to be able to manufacture the AFD products through existing manufacturing relationships.

Terms of the Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement, the Company provided the following consideration for the Acquired Assets:

(i) $50,000 in cash;

(ii) 250,000 shares of unregistered Common Stock;

(iii) cash earnout payments based on sliding-scale percentages (from low double digits to low single digits) based on the volume of future sales of POD devices;

(iv) additional cash earnout payments based on different sliding-scale percentages (from low double digits to mid-single digits) based on the volume of future sales of non-POD devices developed by the Company utilizing the Acquired Assets;

(v) a mid-single digit royalty on revenue received from licensing the Acquired Assets to third parties, including low five-digit quarterly minimum royalties starting in 2024;

(vi) cash milestone payments of up to $225,000 in the aggregate, based upon the achievement of specified milestones related to new FDA authorizations for the Acquired Assets; and

(vii) a five-year warrant to purchase up to 400,000 shares of Common Stock with an exercise price of $0.61 per share; provided, however, that the shares of Common Stock underlying such warrant are subject to vesting only upon the achievement of specified milestones related to new FDA authorizations for the Acquired Assets.

In addition, Dr. Scott Simonetti, DDS, the founder and Chief Executive Officer of AFD, has been hired as the Company’s part-time Senior Director of Research and Development for an annual salary of $96,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting as of December 31, 2022. The material weakness is further described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022 and 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2021, the material weakness related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Material errors were also identified in our analysis and review of our VIP contracts for applicable factors to meet the definition of a contract under ASC 606 Contracts with Customers, step 1, and our evaluation of our note receivable with respect to our former Orem dental clinic for impairment in accordance with ASC 310 Receivables.

Furthermore, in 2022 we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately related to revenue recognition. Material errors were identified in our ability to determine that its existing revenue recognition policy was consistent with the guidance in ASC 606. After analyzing contracts using the five-step process in ASC 606, we have determined that for both VIP enrollment contracts and Orofacial Myofunctional Therapy (MyoCorrect), modifications to our revenue recognition policies were required in order to identify the performance obligations and recognize the revenue as the performance obligations are satisfied or over the customer life as applicable.

Additionally, we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Consequently, we did not effectively design, implement, and operate process-level control activities related to order-to-cash (including revenue, trade receivables, allowance for doubtful accounts, deferred revenue, and bad debt expense), procure-to-pay (including prepaid expenses), hire-to-pay (including compensation expense), and leases. These control deficiencies resulted in immaterial misstatements, some of which were corrected, in the consolidated financial statements as of and for the year ended December 31, 2022. These control deficiencies, aggregated, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

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

However, we cannot provide assurance that these or other measures will fully remediate our material weaknesses in a timely manner. If our remediation of these material weaknesses is not effective, it may cause our company to become subject to investigation or sanctions by the SEC. It may also adversely affect investor confidence in our company and, as a result, the value of our common stock. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future.

Auditor’s Attestation of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff, adding additional levels of review, adding accounting technical support, and we plan to engage a consulting team to assist with the creation and implementation of processes. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text set forth the names and ages of our directors and executive officers as of March 28, 2023. Our Board of Directors is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person:

Name	Age	Position and Offices With the Company
R. Kirk Huntsman	65	Co-founder, Chairman of the Board, and Chief Executive Officer
Bradford Amman	61	Chief Financial Officer
Ralph E. Green	83	Director
Anja Krammer	55	Director
Mark F. Lindsay	59	Director
Leonard J. Sokolow	66	Director
Matthew Thompson	61	Director

The biographical information concerning the directors and executive officers listed above is set forth below.

Executive Officers

R. Kirk Huntsman is a co-founder of our company and has served as our Chief Executive Officer and a director since September 2016. In June 2020, he was elected Chairman of the Board by our Board of Directors. In 1995, he founded Dental One (now Dental One Partners), which, as President and Chief Executive Officer he grew to become one of the leading DSOs (dental service organizations) in the country, with over 165 practices in 15 states. After a successful sale of Dental One to MSD Capital in 2008 and subsequent merger in 2009 with Dental Care Partners, Mr. Huntsman was appointed in 2010 as Chief Executive Officer of ReachOut Healthcare America, a Morgan Stanley Private Equity portfolio company. In 2012, he founded Xenith Practices, LLC, a DSO focused on rolling up larger independent general dental offices, which were sold in 2015. From January 2014 to September 2015, Mr. Huntsman founded and served as the Chief Executive Officer of Ortho Ventures, LLC, a U.S. distributor of certain pediatric oral appliances with applications for pediatric sleep related breathing disorder. Since November 2015, he has served as the Chief Executive Officer of First Vivos, Inc., which is now our wholly owned subsidiary. He was also a founding member of the Dental Group Practice Association (DGPA), now known as the Association of Dental Support Organizations (ADSO). He is the father of Todd Huntsman, Sr. Vice President, Product and Technology. He holds a BS degree in finance from Brigham Young University.

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

Directors

Ralph E. Green, DDS, MBA joined our Board of Directors in June 2020. He has devoted more than 35 years to senior level executive positions. Since 2003, Dr. Green has served as President and CEO of his proprietary dental practice. From 2003 to 2017 he served as Vice President of Clinical Affairs for ReachOut Healthcare America, a Morgan Stanley Private Equity company focused on Arizona’s underserved children’s population. From1997 through 2002, Dr. Green was President of Zila Pharmaceuticals Inc. where he was engaged in clinical trials, patent development and regulatory approval submissions. Dr. Green has done extensive research on bone growth and oral cancer. In the mid-1980’s, Bofors Nobel-Pharma selected Dr. Green to establish the Swedish Branemark Dental Implant in America, now known as Nobel Biocare, the global leader in dental implants with several billions in sales. In 1987, Dr. Green discovered and patented a method of activating the titanium implant surface to enhance its success rate. He started his own titanium implant company, OTC America, which was acquired after 18 months by Collagen Corporation, where he served as Senior Vice President. Following his tenure at Collagen, he started his own consulting firm, Biofusion Technology. He also served as Assistant Professor in the Tufts University School of Medicine and School of Dental Medicine in the 1970’s and 1980’s. Dr. Green has served as President-elect and director of the Dental Manufacturers of America. He was honored as a fellow in the Academy of International Dentistry in Nice, France, and has been honored to be inducted into the Marquis WHO’s Who in America, 2022-2023. Dr. Green holds a DDS from the University of Iowa, an MBA from Boston University and a BA in Biology from Graceland University.

Anja Krammer joined our Board of Directors in June 2020. In early 2020, Ms. Krammer was appointed as the Chief Executive Officer of Turn Biotechnologies, a development stage company focused on reversing aging and age-related diseases. From 2013 through 2018, she co-founded, served as President, Secretary and a director of BioPharmX, a specialty pharmaceutical company where she led the initial public offering onto the New York Stock Exchange in 2015. Ms. Krammer served as Principal/Founder of MBI, Inc., a management consulting firm beginning in January 1998. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture-backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris-Sorbonne. Ms. Krammer currently serves on the Board of Directors of Turn Biotechnologies and Pixium-Vision SA [EPA: ALPIX].

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

Leonard J. Sokolow joined our Board of Directors in June 2020. Since 2015, Mr. Sokolow has been Chief Executive Officer and President of Newbridge Financial, Inc., a financial service holding company. From 2015 through 2022 he served as Chairman of Newbridge Securities Corporation, its full-service broker-dealer and from 2022 he has been its Chief Executive Officer as well as the Chief Executive Officer of its affiliated SEC Registered Investment Adviser, Newbridge Financial Services Group, Inc., and the Chief Executive Officer and President of its affiliate Bridge Line Advisors LLC, an SEC Exempt Reporting Adviser. From 2008 through 2012, he served as President and Vice Chairman of National Holdings Corporation, a publicly traded financial services company. From November 1999 until January 2008, Mr. Sokolow was Chief Executive Officer and President, and a member of the Board of Directors, of vFinance, Inc., a publicly traded financial services company, which he cofounded. Mr. Sokolow was the Chairman of the Board of Directors and Chief Executive Officer of vFinance, Inc. from January 2007 until July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow was founder, chairman and chief executive officer of the Americas Growth Fund Inc., a closed-end 1940 Act management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc. (formerly Windmere Corporation), a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick. Since June 2006, Mr. Sokolow has served on the Board of Directors of Consolidated Water Company Ltd. (NASDAQ: CWCO) and as Chairman of its Audit Committee; as well as a member of its Nominations and Corporate Governance Committee since 2011. Since January 2016 Mr. Sokolow has served as a member of the Board of Directors of SKYX Platforms Corp., d/b/a Sky Technologies (NASDAQ: SKYX) and Chairman of its Audit Committee from January 2016 through February 2022 and, since September 2016, Chairman of its Corporate Development Committee. Since December 2021, Mr. Sokolow has served as a member of the Board of Directors of Agrify Corporation (NASDAQ: AGFY), where he currently serves as a member of the Audit Committee and the Compensation Committee. The Audit Committee of Vivos has determined that Mr. Sokolow meets the statutory requirements to be identified as the audit committee financial expert.

Matthew Thompson, M.D. joined our Board of Directors in June 2020. Dr. Thompson is President and CEO of Endologix LLC. Dr. Thompson previously served as Chief Medical Officer of Endologix LLC. Dr. Thompson is an Adjunctive Professor at Stanford School of Medicine (since 2017) and was contract surgeon and Visiting Professor at Cleveland Clinic Lerner College of Medicine of Case Western Reserve University between 2020 and 2022. Prior to joining Endologix, Dr. Thompson served as Professor of Vascular Surgery at St. George’s University of London and St George’s Vascular Institute (2002-2016). Dr. Thompson’s awards include a Hunterian Professorship, the Moynihan traveling fellowship and the gold medal for the intercollegiate examination. Dr. Thompson is also the editor of the Oxford Textbook of Vascular Surgery and the Oxford Handbook of Vascular Surgery. Dr. Thompson was Chair of the National Specialized Commissioning Clinical Reference Group (2013-2016) for Vascular Services and is a founder of the British Society for Endovascular Therapy (2004). Dr. Thompson was a Council Member of the Vascular Society (2014-2017), and Chairman of the Vascular Society Annual Scientific Meeting (2014-2017). Dr Thompson was the clinical director for three London-wide service reconfigurations (cardiovascular disease, major trauma and emergency services) (2010-2013). Dr. Thompson trained at Cambridge University (1981-1984), St. Bartholomew’s Hospital (1984-1987), the University of Leicester (1994) and Adelaide (1998).

Except as otherwise provided by law, each director shall hold office until either their successor is elected and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of our Board of Directors.

There are no family relationships between any of our director nominees or executive officers and any other of our director nominees or executive officers.

Directors and Executive Officers Qualifications

Although we have not formally established any specific minimum qualifications that must be met by each of our officers, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former chief executive officer or chief financial officer of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

The nominating and corporate governance committee of our Board of Directors prepare policies regarding director qualification requirements and the process for identifying and evaluating director candidates for adoption by our Board of Directors. The above-mentioned attributes, along with the leadership skills and other experiences of our officers and directors described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of stockholder value appreciation through organic and acquisition growth.

Director Qualifications

R. Kirk Huntsman - Our Board of Directors believes that Mr. Huntsman’s qualifications to serve on our Board include his extensive experience in the dental industry, focusing on dental support organizations by integrating cutting-edge technology and better management practices.

Ralph E. Green, DDS, MBA - Our Board of Directors believes that Dr. Green’s qualifications to serve on our Board include his extensive experience and relationships in the dental industry, his expertise with clinical trials and executive-level experience with pharmaceutical and dental implant firms.

Anja Krammer - Our Board of Directors believes that Ms. Krammer’s qualifications to serve on our Board include her experience as a director and chief executive officer, experience with startup enterprises, her successful leadership roles in securing capital markets funding, and her experience in the pharmaceutical industry.

Mark F. Lindsay - Our Board of Directors believes that Mr. Lindsay’s qualifications to serve on our Board include his director experience and his experience in legal, governmental, regulatory and business development within the healthcare industry.

Leonard J. Sokolow - Our Board of Directors believes Mr. Sokolow’s qualifications include his experience as a director and principal executive officer, his legal, accounting, auditing and consulting background, and that he meets the statutory requirements to be identified as an “audit committee financial expert.”

Matthew Thompson, M.D. - Our Board of Directors believes that Dr. Thompson’s qualifications to serve on our Board include his executive-level experience with a publicly-traded medical technology firm and his extensive medical background.

Director Independence

Under Nasdaq standards, a director is not “independent” unless our Board of Directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has affirmatively determined that Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green and Mr. Sokolow are “independent directors,” and Mr. Huntsman is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

R. Kirk Huntsman is our Chairman of the Board as well as our Chief Executive Officer. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We believe that the presence of five independent members of our Board ensures appropriate oversight by our Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. Our Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, our Board of Directors may periodically review its leadership structure. In addition, our Board of Directors holds executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories: financial and product commercialization. Our Audit Committee oversees management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. Our Board of Directors regularly reviews plans, results and potential risks related to our product offerings, growth, and strategies. Our Compensation Committee oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on our company.

Board of Directors Overview

Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of our Board of Directors but shall consist of at least three members. Our Board of Directors presently consists of six members. Our Board of Directors has determined five of our directors - Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green, and Mr. Sokolow - to be independent under the rules of the Nasdaq Stock Market, after taking into consideration, among other things, those transactions described under “Certain Transactions”. Mr. Huntsman serves as Chairman of the Board and is Chief Executive Officer and is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq Stock Market. Our Board of Directors does not have a lead director; however, recognizing that our Board of Directors is composed almost entirely of outside directors, in addition to its strong committee system (as described more fully below), our Board of Directors believes this leadership structure is appropriate for our company and allows our Board of Directors to maintain effective oversight of management. At each annual meeting of stockholders, members of our Board of Directors are elected to serve until the next annual meeting and until their successors are duly elected and qualified.

Committees of the Board of Directors

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The following table sets forth the current composition of the three standing committees of our Board:

Name	Board	Audit	Compensation	Nominating and Governance
Mr. Huntsman	Chair
Mr. Green	X	X	X
Ms. Krammer	X	X		X
Mr. Lindsay	X		Chair
Mr. Sokolow (audit committee financial expert)	X	Chair		X
Mr. Thompson	X		X	Chair

Audit Committee. The Audit Committee has three members that are independent directors, including Mr. Sokolow, Ms. Krammer and Dr. Green. Mr. Sokolow serves as the chair of the Audit Committee and satisfies the definition of “audit committee financial expert”. Our Audit Committee has adopted a written charter, a copy of this charter is posted on the Corporate Governance section of our website, at www.vivos.com (click “Investor Relations” and “Governance”). Our Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	review the proposed scope and results of the audit;

●	review and pre-approve audit and non-audit fees and services;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	recognize and prevent prohibited non-audit services;

●	establish procedures for complaints received by us regarding accounting matters; and

●	oversee internal audit functions, if any.

Our Board of Directors has determined that Mr. Sokolow is an “audit committee financial expert” as defined by the rules of the SEC.

Please see the section entitled “Audit Committee Report” for further matters related to the Audit Committee.

Compensation Committee. The Compensation Committee has three members that are independent directors, including Mr. Lindsay, Dr. Thompson and Dr. Green. Mr. Lindsay serves as the chair of the Compensation Committee. Our Compensation Committee has adopted a written charter, and a copy of this charter is posted on the Corporate Governance section of our website, at www.vivos.com (click “Investor Relations” and “Governance”).

Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	review and determine our stock incentive and purchase plans;

●	oversee the evaluation of our Board of Directors and management;

●	review the independence of any compensation advisers; and

●	delegate any of its responsibilities to one or more subcommittees as it sees fit.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has three members that are independent directors, including Dr. Thompson, Ms. Krammer and Mr. Sokolow. Dr. Thompson serves as the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee has adopted a written charter, and a copy of this charter is posted on the Corporate Governance section of our website, at www.vivos.com (click “Investor Relations” and “Governance”). The functions of our Governance Committee, among other things, include:

●	identifying individuals qualified to become board members and recommending directors;

●	nominating board members for committee membership;

●	developing and recommending to our board corporate governance guidelines;

●	reviewing and determining the compensation arrangements for directors;

●	overseeing the evaluation of our Board of Directors and its committees and management; and

●	overseeing our compliance with applicable medical, medical regulator, and healthcare laws and regulations.

All members of our Nominating and Corporate Governance Committee are independent under the listing standards of the Nasdaq Stock Market.

Number of Meetings

During the fiscal year ended December 31, 2022, our Board of Directors met nine times, the audit committee met six times, the compensation committee met two times and the nominating and corporate governance committee met one time. In the fiscal year ended December 31, 2022, each of our directors attended 100% of the meetings of our Board of Directors and committees on which he or she served as a member.

Executive Sessions

Executive sessions, which are meetings of the non-management members of our Board of Directors, are regularly scheduled throughout the year. In addition, at least once a year, the independent directors meet in a private session that excludes management and any non-independent directors. At each of these meetings and, in her absence, the independent directors in attendance determine which member will preside at such session.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors attended the last annual meeting of stockholders held on August 25, 2022.

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

Code of Business Conduct and Ethics and Insider Trading Policy

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

In March 2023, our Board of Directors adopted a revised Insider Trading Policy for our company principally to reflect changes to SEC Rule 10b5-1 which went into effect in February 2023. Among other customary provisions, our Insider Trading Policy provides for pre-clearance by our Chief Financial Officer of any purchases or sales of our securities by officers, directors or employees of our company and specifies “trading windows” in which purchases and sales of our securities by such persons are permitted (provided such persons are not then in possession of material non-public information regarding or relating to our company). Our revised Insider Trading Policy and related compliance manual is filed as Exhibit 99.1 to this Report.

Communications with the Board

Any stockholder or any other interested party who desires to communicate with our Board of Directors, our non-management directors, or any specified individual director, may do so by directing such correspondence to the attention of the Secretary, Vivos Therapeutics, Inc., 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120. The Secretary will forward the communication to the appropriate director or directors as appropriate.

Board Diversity Matrix

Board Diversity Matrix as of December 31, 2022
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors
Part II: Demographic Background
African American or Black		1
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our common stock, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative errors, the following form was filed late:

R. Kirk Huntsman filed a Form 4 on June 3, 2022 to report a transaction that occurred on March 31, 2022.

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer), our Chief Medical Officer (who was terminated on March 1, 2022), and our Chief Financial Officer (principal accounting officer). We refer to these individuals as our “named executive officers”, or “NEOs”.

Name and Position		Year	Salary	Bonus	Stock Award	Option Award		Non-Equity Incentive Compensation		Non-Qualified Deferred Compensation	All Other Compensation		Total

R. Kirk Huntsman	(1)	2022	$384,853	$-	$-	$483,802	(4)	$50,647	(5)	$-	$18,548	(6)	$937,850
Chief Executive Officer		2021	$344,229	$-	$-	$570,300	(4)	$144,318	(5)	$-	$18,302	(6)	$1,077,149

G. Dave Singh	(2)	2022	$73,713	$-	$-	$-	(4)	$-	(5)	$-	$4,318	(6)	$77,491
Former Chief Medical Officer		2021	$288,269	$-	$-	$-	(4)	$75,670	(5)	$-	$15,930	(6)	$447,003

Bradford Amman	(3)	2022	$256,532	$-	$-	$195,691	(4)	$20,858	(5)	$-	$19,838	(6)	$492,919
Chief Financial Officer		2021	$230,182	$-	$-	$805,560	(4)	$52,048	(5)	$-	$18,302	(6)	$1,106,092

(1)	Mr. Huntsman has served as Chief Executive Officer of our company since September 2016. Since November 2015, Mr. Kirk Huntsman served as Chief Executive Officer of First Vivos, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(2)	Dr. Singh served as Chief Medical Officer from September 2016 until March 1, 2022 (when he was terminated for cause) and served as our President from September 2016 to June 2019. Since July 2008, Dr. Singh served as Chief Executive Officer of BioModeling Solutions, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(3)	Mr. Amman joined our company as Chief Financial Officer in October 2018.

(4)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2021 and 2020.

(5)	Represents annual incentive compensation in accordance with terms of individual employment agreement.

(6)	Company contributions towards health insurance premiums in 2022 and 2021.

Executive Employment Agreements

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

Pursuant to the terms of the employment agreement, in exchange for Mr. Huntsman’s services as Chief Executive Officer, we agreed to:

(i) pay Mr. Huntsman an annual base salary of $389,595 during the term of the employment agreement less taxes payable in accordance with employer’s normal policies, subject to adjustment by our Board of Directors at its sole discretion;

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

Pursuant to the terms of the employment agreement, in exchange for Mr. Amman’s services as Chief Financial Officer, we agreed to:

(i) pay Mr. Amman an annual base salary of $259,648 during the term of the employment agreement less taxes payable in accordance with employer’s normal policies, subject to adjustment by the board at its sole discretion;

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

			Number of Securities Underlying		Option	Option
	Grant		Unexercised Options		Exercise	Expiration
Name	Date		Exercisable	Unexercisable	Price	Date

R. Kirk Huntsman:
	6-16-21	(2)	50,000	75,000	5.64	6-16-26
	12-23-22	(1)	333,334	-	0.48	12-23-27
	12-23-22	(2)	30,000	120,000	0.48	12-23-27

Total for Mr. Huntsman			413,334	195,000

Bradford Amman:
	11-8-18	(2)	83,334	-	$7.50	11-8-23
	11-18-19	(2)	13,332	3,335	7.50	11-18-24
	3-12-21	(2)	40,000	60,000	7.50	3-12-26
	8-31-21	(2)	20,000	30,000	5.26	8-31-26
	2-25-22	(2)	10,000	40,000	3.27	2-25-27
	12-23-22	(2)	40,000	160,000	0.48	12-23-27

Total for Mr. Amman			206,666	293,335

(1)	Stock option grant is fully vested on the grant date.
(2)	Stock option grant vests 20% on the grant date and 20% on each successive anniversary through the following four years.

Director Compensation Generally

Prior to our initial public offering in late 2020, our directors did not received compensation for their service except for option grants. Following our initial public offering, we adopted a new director compensation program recommended by our nominating and corporate governance committee pursuant to which we make equity-plan based awards to the directors and (i) each of our non-employee directors receive $48,000 cash compensation annually; (ii) chairs of our committees receive $10,000 cash compensation annually; and (iii) members of our committees receive $5,000 cash compensation annually. No additional compensation will be provided for attending committee meetings. Our nominating and corporate governance committee will continue to review and make recommendations to our Board of Directors regarding compensation of directors, including equity-based plans. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022:

Name		Fees Earned or Paid In Cash	Stock Awards $	Option Awards $	(6)	Total

Leonard J. Sokolow	(1)	$36,750	$-	$13,022		$49,772
Matthew Thompson, M.D.	(2)	$36,750	$-	$9,766		$46,516
Mark F. Lindsay	(3)	$33,833	$-	$9,766		$43,599
Anja Krammer	(4)	$33,833	$-	$9,766		$43,599
Ralph E. Green, DDS, MBA	(5)	$33,833	$-	$9,766		$43,599

(1)	Mr. Sokolow commenced service as a member of our Board of Directors on June 19, 2020.

(2)	Mr. Thompson commenced service as a member of our Board of Directors on June 19, 2020.

(3)	Mr. Lindsay commenced service as a member of our Board of Directors on June 19, 2020.

(4)	Ms. Krammer commenced service as a member of our Board of Directors on June 19, 2020.

(5)	Mr. Green commenced service as a member of our Board of Directors on June 19, 2020.

(6)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2021.

Equity Compensation Plan Information

The following table summarizes the outstanding number of awards granted under the 2017 Plan and the 2019 Plan as of December 31, 2022.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	1,333,333	$-	-
2019 Plan (2)	2,366,667	$-	80,846
Total	3,700,000	$2.90	80,846

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our Board of Directors and stockholders have approved a total reserve of 1,333,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our Board of Directors and stockholders have approved a total reserve of 2,366,667 shares for issuance out of which 250,000 shares have been exercised under the 2019 Plan.

(3)	Represents options granted to officers and employees prior to the approval by our stockholders of the 2017 Plan.

2017 Stock Option and Stock Issuance Plan

The 2017 Stock Option and Stock Issuance Plan (or the 2017 Plan) is intended to promote the interests of our company by providing eligible persons in our employ or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in our company as an incentive for them to continue in such employ or service.

Individuals eligible to participate in the 2017 Plan are as follows:

1.	employees (3 eligible employees),

2.	non-employee members of our Board of Directors or the non-employee members of our Board of Directors of any parent or subsidiary (5 eligible non-employee directors), and

3.	consultants and other independent contractors who provide services to us (or any parent or subsidiary).

Our Board of Directors, as plan administrator, or a committee solely of two or more directors, has broad authority to administer the 2017 Plan, including the authority to determine which eligible persons are to receive any grants of options or direct issuances of stock, the time or times when such grants or issuances are to be made, the number of shares to be covered by each such grant or issuance, the time or times when each option is to become exercisable, the vesting schedule (if any) applicable to the option shares or issued shares and the maximum term for which the option is to remain outstanding or the consideration to paid by the participant for such shares, as applicable. Our Board of Directors has granted the power to administer the 2017 Plan to the Compensation Committee.

The Common Stock issuable under the 2017 Plan shall be shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the term of the 2017 Plan shall not exceed 1,333,333 shares. The shares of Common Stock underlying the 2017 Plan options have been registered on our registration statement on Form S-8 (File No. 333-257050).

Awards under the 2017 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of our Board of Directors. Awards under the 2017 Plan generally will not be transferable other than by will or inheritance laws. Our Board of Directors has the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the recipient cease service to the Company while holding such unvested shares, the Company has the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

The exercise price per share of any options granted under the 2017 Plan is fixed by our Board of Directors or its designated committee in accordance with the following provisions: the exercise price per share shall not be less than 100% of the Fair Market Value (as defined in the 2017 Plan) per share of Common Stock on the option grant date. If the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the Fair Market Value per share of Common Stock on the option grant date. The exercise price shall become immediately due and payable upon exercise of the option.

The purchase price per share of any Common Stock issued under the 2017 Plan shall be fixed by our Board of Directors or its designated committee in accordance with the following provisions: the purchase price per share shall not be less than 100% of the Fair Market Value per share of Common Stock on the issue date. However, the purchase price per share of Common Stock issued to a 10% Stockholder shall not be less than 110% of such Fair Market Value.

The number and type of shares available under the 2017 Plan and any outstanding award, as well as the exercise or purchase price of any award, as applicable are subject to customary adjustments in the event of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the Company’s Common Stock as a class without the Company’s receipt of consideration.

Our Board of Directors has the discretionary authority, exercisable either at the time the unvested shares are issued or any time while the Company’s repurchase rights with respect to those shares remain outstanding, to provide that those rights shall automatically terminate on an accelerated basis, and the shares of Common Stock subject to those terminated rights shall immediately vest, in the event the recipient of the shares should be subsequently terminated by reason of an involuntary termination within a designated period (not to exceed 18 months) following the effective date of any merger or consolidation in which the Company undergoes a change of control of greater than 50% or the sale, transfer or other disposition of substantially all of the Company’s assets in complete liquidation or dissolution of the Company (each such transaction a “Corporate Transaction”).

The shares subject to each option outstanding under the 2017 Plan at the time of a Corporate Transaction, along with all outstanding repurchase rights, will automatically vest in full so that each such option, immediately prior to the effective date of the Corporate Transaction, becomes exercisable for all of the shares of Common Stock at the time subject to that option and may be exercised for any or all of those shares as fully-vested shares of Common Stock unless such option is assumed by the successor corporation in the Corporate Transaction and any repurchase rights of the Company with respect to the unvested option shares are concurrently assigned to such successor corporation, such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares or the acceleration of such option is subject to other limitations imposed by our Board of Directors at the time of the option grant. Immediately following the consummation of the Corporate Transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation.

Our Board of Directors has complete and exclusive power and authority to amend or modify the 2017 Plan in any or all respects. However, no such amendment or modification may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2017 Plan unless the recipient consents to such amendment or modification. In addition, certain amendments may require stockholder approval pursuant to applicable laws and regulations.

Amended and Restated 2019 Stock Option and Stock Issuance Plan

The Amended and Restated 2019 Stock Option and Stock Issuance Plan (or the 2019 Plan) is intended to promote the interests of our company by providing eligible persons in our employ or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in our company as an incentive for them to continue in such employ or service.

Individuals eligible to participate in the 2019 Plan are as follows:

1.	employees,

2.	non-employee members of our Board of Directors or the non-employee members of our Board of Directors of any parent or subsidiary (5 eligible non-employee directors), and

3.	consultants and other independent contractors who provide services to us (or any parent or subsidiary).

Our Board of Directors, as plan administrator, or a committee solely of two or more directors has broad authority to administer the 2019 Plan, including the authority to determine which eligible persons are to receive any grants of options or direct issuance issuances of stock, the time or times when such grants or issuances are to be made, the number of shares to be covered by each such grant or issuance, the time or times when each such option is to become exercisable, the vesting schedule (if any) applicable to the option shares or issued shares and the maximum term for which the option is to remain outstanding or the consideration to paid by the participant for such shares, as applicable. Our Board of Directors has granted the power to administer the 2019 Plan to the Compensation Committee.

The Common Stock issuable under the 2019 Plan shall be shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the term of the 2019 Plan shall not exceed 1,166,667 shares, although we are seeking approval at the Annual Meeting to increase the number of shares such to the 2019 Plan to an aggregate of 2,366,667 shares. The shares of Common Stock underlying the 2019 Plan options have been registered on our registration statement on Form S-8 (File No. 333-257050).

Awards under the 2019 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of our Board of Directors. Awards under the 2019 Plan generally will not be transferable other than by will or inheritance laws. Our Board of Directors has the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the recipient cease service to the Company while holding such unvested shares, the Company has the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

The exercise price per share shall of any options granted under the 2019 Plan be fixed by our Board of Directors or its designated committee in accordance with the following provisions: the exercise price per share shall not be less than 100% of the Fair Market Value (as defined in the 2019 Plan) per share of Common Stock on the option grant date. If the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the Fair Market Value per share of Common Stock on the option grant date. The exercise price shall become immediately due and payable upon exercise of the option.

The purchase price per share of any Common Stock issued under the 2019 Plan shall be fixed by our Board of Directors or its designated committee in accordance with the following provisions: the purchase price per share shall not be less than 100% of the Fair Market Value per share of Common Stock on the issue date. However, the purchase price per share of Common Stock issued to a 10% Stockholder shall not be less than 110% of such Fair Market Value.

The number and type of shares available under the 2019 Plan and any outstanding award, as well as the exercise or purchase prices of any award, as applicable are subject to customary adjustments in the event of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the Company’s Common Stock as a class without the Company’s receipt of consideration.

Our Board of Directors has the discretionary authority, exercisable either at the time the unvested shares are issued or any time while the Company’s repurchase rights with respect to those shares remain outstanding, to provide that those rights will automatically terminate on an accelerated basis, and the shares of Common Stock subject to those terminated rights shall immediately vest, in the event the recipient of the shares should be subsequently terminated by reason of an involuntary termination within a designated period (not to exceed 18 months) following the effective date of any merger or consolidation in which the Company undergoes a change of control of greater than 50% or the sale, transfer or other disposition of substantially all of the Company’s assets in complete liquidation or dissolution of the Company (each such transaction a “Corporate Transaction”).

The shares subject to each option outstanding under the 2019 Plan at the time of a Corporate Transaction, along with all outstanding repurchase rights, will automatically vest in full so that each such option, immediately prior to the effective date of the Corporate Transaction, becomes exercisable for all of the shares of Common Stock at the time subject to that option and may be exercised for any or all of those shares as fully-vested shares of Common Stock unless such option is assumed by the successor corporation in the Corporate Transaction and any repurchase rights of the Company with respect to the unvested option shares are concurrently assigned to such successor corporation, such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares or the acceleration of such option is subject to other limitations imposed by our Board of Directors at the time of the option grant. Immediately following the consummation of the Corporate Transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation.

Our Board of Directors has complete and exclusive power and authority to amend or modify the 2019 Plan in any or all respects. However, no such amendment or modification may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2019 Plan unless the recipient consents to such amendment or modification. In addition, certain amendments may require stockholder approval pursuant to applicable laws and regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of our Common Stock as of March 28, 2023, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;

●	each named executive officer;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Vivos Therapeutics, Inc., 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 29,678,786 shares of our Common Stock outstanding as of March 28, 2023.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock underlying convertible securities of our company held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 28, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

		Shares of Common Stock Owned
Name Director and Officer Beneficial Owners		Number	Percent

R. Kirk Huntsman	(2)	2,250,834	7.6%
Bradford Amman	(3)	240,667	*%
Mark F. Lindsay	(4)	69,167	*%
Anja Krammer	(5)	69,167	*%
Ralph E. Green, DDS, MBA	(6)	69,167	*%
Leonard J. Sokolow	(7)	76,667	*%
Matthew Thompson, M.D.	(8)	69,167	*%
All executive officers and directors as a group (7 persons)	(9)	2,844,836	9.6%

		Shares of Common Stock Owned
Name of 5% Stockholder Beneficial Owners		Number	Percent

G. Dave Singh	(1)	3,219,705	10.8%
R. Kirk Huntsman	(2)	2,250,834	7.6%
All 5% stockholders as a group (2 persons)	(10)	5,470,539	18.4%

* Less than 1%.

(1)	Dr. G. Dave Singh is our founder and former Chief Medical officer and director. He beneficially directly owns 3,219,705 shares of Common Stock through Himmat LP. Dr Singh and his wife are the members and managers of Himmat LP and may be deemed to have shared voting and dispositive power of all securities beneficially owned by Himmat LP.

(2)	R. Kirk Huntsman beneficially owns (i) indirectly 1,740,000 shares of Common Stock through Coronado V Partners, LLC, of which Mr. Huntsman is a member and manager and (ii) 47,500 shares of Common Stock purchased in the open market. Includes 463,334 shares of Common Stock issuable upon exercise of options held by R. Kirk Huntsman, all of which are exercisable within 60 days. Excludes 270,000 shares of Common Stock underlying unvested options. R. Kirk Huntsman and his wife are the members and managers of Coronado V Partners, LLC. As such, Mr. Huntsman may be deemed to have shared voting and dispositive power of all securities beneficially owned by Coronado V Partners, LLC reported herein.

(3)	Bradford Amman is our Chief Financial Officer, Treasurer and Secretary. Includes 218,667 shares of Common Stock issuable upon exercise of options, all of which are exercisable within 60 days, and 2,000 shares of Common Stock purchased in the open market. Excludes 281,334 shares of Common Stock underlying unvested options.

(4)	Includes 69,167 shares of Common Stock issuable upon exercise of options held by Mark F. Lindsay, all of which are exercisable within 60 days. Excludes 7,500 shares of Common Stock underlying unvested options.

(5)	Includes 69,167 shares of Common Stock issuable upon exercise of options held by Anja Krammer, all of which are exercisable within 60 days. Excludes 7,500 shares of Common Stock underlying unvested options.

(6)	Includes 69,167 shares of Common Stock issuable upon exercise of options held by Ralph E. Green, DDS, MBA, all of which are exercisable within 60 days. Excludes 7,500 shares of Common Stock underlying unvested options.

(7)	Includes 76,667 shares of Common Stock issuable upon exercise of options held by Leonard J. Sokolow, all of which are exercisable within 60 days. Excludes 10,000 shares of Common Stock underlying unvested options.

(8)	Includes 69,167 shares of Common Stock issuable upon exercise of options held by Matthew Thompson M.D., all of which are exercisable within 60 days. Excludes 7,500 shares of Common Stock underlying unvested options.

(9)	Includes: (i) 1,626,670 shares of Common Stock issuable upon exercise of options held by this group, of which 1,035,336 are exercisable within 60 days. Excludes 591,334 shares of Common Stock underlying unvested options.

(10)	Includes: (i) 733,334 shares of Common Stock issuable upon exercise of options held by this group, of which 463,334 are exercisable within 60 days. Excludes 270,000 shares of Common Stock underlying unvested options.

Item 13. Certain Relationships and Related Transactions and Directors Independence.

Other than the executive and director compensation and other arrangements, which are described in this Annual Report on Form 10-K under the heading “Executive Compensation”, we are not a party to any related party transactions.

Policies and Procedures for Related Party Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

●	any of our directors, director nominees or executive officers;

●	any beneficial owner of more than 5% of our outstanding stock; and

●	any immediate family member of any of the foregoing.

Our Audit Committee is responsible for reviewing any financial transaction, arrangement or relationship that:

●	involves or will involve, directly or indirectly, any related party identified above;

●	would cast doubt on the independence of a director;

●	would present the appearance of a conflict of interest between us and the related party; or

●	is otherwise prohibited by law, rule or regulation.

Our Audit Committee is responsible for reviewing each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the Audit Committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee will report its action with respect to any related party transaction to the Board of Directors.

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

Vacancies. Newly created directorships resulting from any increase in the number of directors and any vacancies on our Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled by a majority of the remaining directors on the board.

Bylaws. Our certificate of incorporation and bylaws authorizes our Board of Directors to adopt, repeal, rescind, alter or amend our bylaws without shareholder approval.

Removal. Except as otherwise provided, a director may be removed from office only by the affirmative vote of the holders of not less than a majority of the voting power of the issued and outstanding stock entitled to vote.

Calling of Special Meetings of Stockholders. Our bylaws provide that special meetings of stockholders for any purpose or purposes may be called at any time only by our Board of Directors or by our Secretary following receipt of one or more written demands from stockholders of record who own, in the aggregate, at least 15% the voting power of our outstanding stock then entitled to vote on the matter or matters to be brought before the proposed special meeting.

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

Section 27 of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, our bylaws provide that the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Transfer Agent

The transfer agent and registrar for our Common Stock is VStock Transfer, LLC. The transfer agent and registrar’s address is 18 Lafayette Place, Woodmere, New York 11598. The transfer agent’s telephone (212) 828-8436.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Plante & Moran, PPLC (“Plante Moran”), Denver, Colorado (PCAOB ID No. 166) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2022 and 2021.

The table below presents the aggregate fees billed for professional services rendered by Plante Moran for the years ended December 31, 2022 and 2021.

	2022		2021
	Amount	Percent	Amount	Percent

Audit fees	$281,000	86%	$244,000	100%
Audit -related fees	-	0%	-	0%
Tax fees	45,000	13%	-	0%
All other fees	-	0%	-	0%

Total	$326,000	100%	$244,000	100%

In the above table, “audit fees” are fees billed for services related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “Tax fees” are comprised of tax compliance, preparation and consultation fees. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $100,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Plante Moran during 2022 and 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

4.1	Form of Stock Certificate. (1)

4.2	Form of Representative’s Warrant in connection with the Company’s initial public offering. (2)

4.3	Form of Representative’s Warrant in connection with the Company’s May 2021 follow-on offering. (4)

4.4	Description of Registered Securities. (1)

4.5	Form of Common Stock Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (6)

4.6	Form of Pre-Funded Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (6)

10.1	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between R. Kirk Huntsman and Vivos Therapeutics, Inc. (1) †

10.2	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between Bradford Amman and Vivos Therapeutics, Inc. (1) †

10.3	Vivos Therapeutics, Inc. 2017 Stock Option and Stock Issuance Plan. (1)

10.4	Vivos Therapeutics, Inc. 2019 Stock Option and Stock Issuance Plan. (1)

10.5	Licensing, Distribution, and Marketing Agreement dated February 12, 2021 between the Company and MyCardio, LLC. (3)+

10.6	Sales Agreement dated February 7, 2022, between the Company and Roth Capital Partners, LLC. (5)

10.7	Form of Securities Purchase Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (6)

10.7	Form of Registration Rights Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (6)

10.8	Placement Agency Agreement, dated January 5, 2023, between the Company and Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (6)

21.1	List of Subsidiaries. *

23.1	Consent of Plante & Moran PLLC.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

99.1	Insider Trading Compliance Manual.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 19, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.
(5)	Incorporated by refence to the Company’s Registration Statement on Form S-3, filed with the SEC on February 7, 2022.
(6)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2023.
†	Includes management contracts and compensation plans and arrangements
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS THERAPEUTICS, INC.

Date:	March 30, 2023	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2023.

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

-127-