Form 10-Q
period 2023-03-31
Vivos Therapeutics, Inc.
filed 2023-06-08
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023
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

The registrant had 29,928,786 shares of its common stock, $0.0001 par value per share, outstanding as of June 8, 2023.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “hope,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or the negative of these terms or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method as a treatment for dentofacial abnormalities and/or mild to moderate obstructive sleep apnea (“OSA”) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division and SleepImage® home sleep apnea test);

●	our ability to identify, acquire and integrate complimentary businesses, assets and/or technologies into our product offerings and overall business model (including products arising from our March 2023 acquisition of intellectual property from Advanced Facialdontics, LLC);

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic, rising inflation and volatile capital markets) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections in this Quarterly Report on Form 10-Q. You should thoroughly read this Quarterly Report on Form 10-Q and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2023	December 31, 2022

Current assets
Cash and cash equivalents	$7,046	$3,519
Accounts receivable, net of allowance of $672 and $712, respectively	321	457
Prepaid expenses and other current assets	1,346	1,448

Total current assets	8,713	5,424

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,157	3,082
Operating lease right-of-use asset	1,621	1,695
Intangible assets, net	458	302
Deposits and other	308	374

Total assets	$17,100	$13,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,495	$1,411
Accrued expenses	1,940	1,912
Warrant liability	1,333	-
Current portion of contract liabilities	2,647	2,926
Current portion of operating lease liability	433	419
Other current liabilities	127	145

Total current liabilities	7,975	6,813

Long-term liabilities
Contract liabilities, net of current portion	250	112
Operating lease liability, net of current portion	1,882	1,994

Total liabilities	10,107	8,919

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 29,928,786 shares as of March 31, 2023 and 23,012,119 shares as December 31, 2022	3	2
Additional paid-in capital	88,161	84,267
Accumulated deficit	(81,171)	(79,468)
Total stockholders’ equity	6,993	4,801
Total liabilities and stockholders’ equity	$17,100	$13,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Product revenue	$1,772	$2,049
Service revenue	2,085	1,595
Total revenue	3,857	3,644

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,520	1,093

Gross profit	2,337	2,551

Operating expenses
General and administrative	6,537	8,275
Sales and marketing	630	753
Depreciation and amortization	175	162

Total operating expenses	7,342	9,190

Operating loss	(5,005)	(6,639)

Non-operating income (expense)
Other expense	51	(38)
PPP loan forgiveness	-	1,287
Excess warrant fair value	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	9,628	-
Other income	76	59

Net loss	$(1,703)	$(5,331)

Net loss per share (basic and diluted)	$(0.07)	$(0.25)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	24,764,041	21,233,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Three Months Ended March 31, 2023 and 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	23,012,119	$2	$81,160	$(55,623)	$25,539
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022	23,012,119	$2	$81,991	$(60,954)	$21,039

Balances, December 31, 2022	23,012,119	$2	$84,267	$(79,468)	$4,801
Issuance of Common Stock:
In follow-on public offering, net of issuance costs	2,000,000	-	-	-	-
For purchase of assets	250,000	-	116	-	116
Upon exercise of warrants	4,666,667	1	2,847	-	2,848
Fair value of warrants issued:
To consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	29,928,786	$3	$88,161	$(81,171)	$6,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,703)	$(5,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	306	609
Depreciation and amortization	175	41
Fair value of warrants issued for services	625	222
Change in fair value of warrant liability, net of issuance costs of $645	(9,628)	-
Excess warrant fair value	6,453	-
Forgiveness of indebtedness income	-	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	136	201
Operating lease liabilities, net	(25)	(19)
Prepaid expenses and other current assets	102	(680)
Deposits	79	3
Accounts payable	84	(42)
Accrued expenses	28	419
Other liabilities	(31)	-
Contract liability	(140)	(240)

Net cash used in operating activities	(3,539)	(6,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(239)	(120)
Payment for asset purchase	(50)	-

Net cash used in investing activities	(289)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the private placement of common stock and pre-funded warrant	8,000	-
Payments for issuance costs	(645)	-

Net cash provided by financing activities	7,355	-

Net decrease in cash and cash equivalents	3,527	(6,202)
Cash and cash equivalents at beginning of year	3,519	24,030

Cash and cash equivalents at end of year	$7,046	$17,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of pre-funded warrants exercised	$1	-
Fair value of common stock issued in asset purchase	$116	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

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

Basis of Presentation and Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2022 audited consolidated financial statements on Form 10-K, which was filed with the SEC on March 30, 2023.

Emerging Growth Company Status

The Company is an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. The Company currently expects to retain its status as an EGC until the year ending December 31, 2026, but this status could end sooner under certain circumstances.

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

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (also known as the VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the VIP dentist access to a team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop are typically provided within the first 30 to 45 days that a VIP enrolls. Ongoing support and additional training are provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, a VIP may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

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

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the VIP program long term. Since the beginning of the VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP would continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021, 18 months for 2022, and 23 months for 2023. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its patented oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. These include the FDA cleared DNA appliance®, mRNA appliance® and the mmRNA appliance. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company is contracted with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The Company’s appliances are similar to a retainer that is worn after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions to sell the appliances to their customers as well as in two centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its unique, patented appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, treatments, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

In support of the VIPs using the Company’s appliances for their patients, the Company utilizes a team of medical professionals to measure, order and fit each appliance. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for Company owned centers than for revenue from VIPs. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

The Company offers certain dentists (known as Clinical Advisors) discounts from standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of the Company’s products, to purchase Company products for their own practices. In addition, from time to time, the Company offers credits to incentivize VIPs to adopt the Company’s products and increase case volume within their practices. These incentives are recorded as a liability at issuance and deducted from the related product sale at the time the credit is used.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, the determination of customer life and breakage related to recognizing revenue for VIP contracts, notes receivable, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations will be affected.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents.

Accounts Receivable, Net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Accounts receivables are stated at the net amount expected to be collected, using an expected credit loss methodology to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be charged-off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

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

Intangible Assets, Net

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, from whom the Company acquired certain assets related to its OMT service in March 2021, (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom the Company acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related to the Company’s acquired patents, intellectual property and customer contracts and (iii) AFD, from whom the Company acquired certain U.S. and international patents, trademarks, product rights, and other miscellaneous intellectual property in March 2023. The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 5). The costs paid to MyoCorrect, Lyon Dental and AFD for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three months ended March 31, 2023 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three months ended March 31, 2023 and accordingly, no impairment was required.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.1 million for the three months ended March 31, 2023 and 2022. These are recorded on the statement of operations under general and administrative expense.

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

Warrant Accounting

The Company accounts for its warrants and financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Recent Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption assuming that the Company retains its designation as an EGC.

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended March 31, 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This guidance requires use of an impairment model (known as the “current expected credit losses”, or CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The Company adopted the new accounting standard on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $1.7 million and $5.3 million for the three months ended March 31, 2023 and 2022, resulting in an accumulated deficit of approximately $81.2 million as of March 31, 2023.

Net cash used in operating activities amounted to approximately $3.5 and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had total liabilities of approximately $10.1 million.

As of March 31, 2023, the Company had approximately $7.0 million in cash and cash equivalents, which may not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Although the Company has implemented cost savings measures as it seeks to achieve positive cash flow operations, the Company will more than likely be required to obtain additional financing to satisfy its cash needs. This financing is expected to come primarily from the issuance of equity securities or indebtedness in order to sustain operations until the Company can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate its operations, all of which could have a material adverse effect on the Company and its stockholders.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2023 and 2022, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2023		2022

Product revenue:
Appliance sales to VIPs	$1,698	(1)	$1,863	(1)
Center revenue	74		186
Total product revenue	1,772		2,049

Service revenue
VIP	1,294	(2)	914	(2)
Billing intelligence services	214	(3)	396	(3)
Management service revenue (includes MID)	27		24
Myofunctional therapy services	217		220
Sponsorship/seminar/other	333		41
Total service revenue	2,085		1,595

Total revenue	$3,857		$3,644

(1)	Appliance revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	VIP revenue disclosed above for the three months ended March 31, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease, and sales for the three months ended March 31, 2023 of approximately $1.3 million.

(3)	BIS revenue from subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for three months ended March 31, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase, and sales for the three months ended March 31, 2023 of approximately $0.2 million.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	March 31,
	2023	2022

Beginning balance, January 1	$3,038	$2,399

New contracts, net of cancellations	1,255	1,183
Revenue recognized	(1,396)	(1,421)

Ending balance, March 31	$2,897	$2,161

Current portion of deferred revenue is approximately $2.6 million which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.2 million and $0.4 million for the three months ended March 31, 2023, and 2022, respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.5 million at January 1, 2023 and $0.3 million at March 31, 2023. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the condensed consolidated statement of operations. A provision of $0.7 million was recorded in the first quarter of 2023.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying condensed consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and 2022, property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Furniture and equipment	$1,265	$1,265
Leasehold improvements	2,479	2,479
Construction in progress	1,136	948
Molds	194	143
Gross property and equipment	5,074	4,835
Less accumulated depreciation	(1,917)	(1,753)

Net Property and equipment	$3,157	$3,082

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of March 31, 2023 and December 31, 2022 consist of the following acquisitions (in thousands):

Acquisitions	March 31, 2023	December 31, 2022

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of March 31, 2023 and December 31, 2022, identifiable intangible assets were as follows (in thousands):

	March 31, 2023	December 31, 2022

Patents and developed technology	$2,302	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,493
Less accumulated amortization	(2,201)	(2,191)

Net intangible assets	$458	$302

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ending March 31,

2023 (remaining nine months)	37
2024	50
2025	50
2026	35
2027	30
Thereafter	256

Total	$458

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Accrued payroll	$1,303	$1,358
Accrued legal and other	592	473
Lab rebate liabilities	45	81

Total accrued liabilities	$1,940	$1,912

NOTE 7 - PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of March 31, 2023, the Company’s Board of Directors has authority to designate up to an additional 50 million shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

On January 9, 2023, the Company closed a private placement (the “Private Placement”) pursuant to which the Company agreed to issue and sell in the Private Placement 2,000,000 shares of Common Stock, Pre-Funded Warrants to purchase up to an aggregate of 4,666,667 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 6,666,667 shares of Common Stock for net proceeds of approximately $7.4 million. Issuance costs associated with this private placement were approximately $0.6 million.

On February 28, 2023, the Company acquired certain U.S. and international patents, patent applications, trademarks, product rights, and other miscellaneous intellectual property from AFD. Pursuant to the asset acquisition the Company agreed to issue 250,000 shares of Common Stock in addition to cash consideration of $50,000. As a result of this transaction the Company recorded intangible assets of approximately $0.2 million. As part of the Asset Purchase Agreement, the Company agreed to a future earnout payment consideration based on a sliding-scale percentage on the volume of future sales, as well as a cash payment of $0.2 million upon the achievement of specified milestones. Per the Company’s accounting policy, the contingent consideration obligation will be recorded as the contingency is resolved and the consideration is paid or becomes payable.

In addition, the Company entered into an employment agreement with Dr. Scott Simonetti, DDS, the founder and Chief Executive Officer of AFD, as part-time Senior Director of Research and Development for an annual salary of approximately $0.1 million and a five-year warrant to purchase up to 400,000 shares of Common Stock with an exercise price of $0.61 per share; provided, however, that the shares of Common Stock underlying such warrant are subject to vesting only upon the achievement of specified milestones related to new FDA authorizations for the intangible assets acquired.

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

During the three months ended March 31, 2023 and 2022, the Company issued stock options to purchase none and 290,000 shares of Common Stock at a weighted average exercise price of $3.27 per share to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at a price of $3.27 per share. Options for the purchase of 500,000 shares of common stock expired as of March 31, 2023, respectively. The following table summarizes all stock options as of March 31, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	3,619		$2.89	3.3
Granted	-		-
Forfeited	(500)		-
Exercised	-		-

Outstanding, at March 31	3,119	(3)	3.10	4.4

Exercisable, at March 31	1,758	(4)	3.42	3.9

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2023, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of March 31, 2023, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.3 million and $0.6 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of March 31, 2023 was approximately $2.6 million, which will be recognized over the weighted average remaining term of 4.4 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the three months ended March 31, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	3,616		$5.80	2.5
Grants of warrants:
Consultants for services	2,100	(3)
Private placement	11,333	(4)
Exercised	(4,667	)(5)
Forfeited	(10)
Outstanding, December 31	12,372	(6)	2.40	6.4

Exercisable, December 31	10,537	(7)	2.53	4.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February 2023, the Company granted warrants to consultants in exchange for business development, investor relations and product development. Warrants issued in February 2023 provide for the purchase of an aggregate of 2,100,000 shares of common stock at an exercise price of $0.91 and $0.61 per share with a fair value of approximately $1.3 million which will be recognized upon the achievement of performance metrics and milestones. For the three months ended March 31, 2023, the Company recognized expense of $0.5 million.

(4)	In January 2023, the Company granted warrants in connection with a private placement consisting of pre-funded warrants to purchase up to an aggregate of 4,666,667 shares of common stock at an exercise price of $0.0001 per share, and warrants to purchase up to an aggregate of 6,666,667 shares of common stock at an exercise price of $1.20 per share with a fair value of approximately $14.5 million which was recognized as warrant liability at the time of issuance.

(5)	In March 2023, the Company issued an aggregate of 4,666,667 shares of common stock from the exercise of warrants previously issued in January 2023.

(6)	As of March 31, 2023, the aggregate intrinsic value of warrants outstanding was $0.

(7)	As of March 31, 2023, the aggregate intrinsic value of warrants exercisable was $0.

For the three months ended March 31, 2023, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2023

Measurement date closing price of Common Stock (1)	$0.73
Contractual term (years) (2)	5.0
Risk-free interest rate	3.7%
Volatility	100%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2023 no options were granted to the Company’s directors, officers, employees and consultants, and for the three months ended March 31, 2022 options for the purchase 290,000 of Common Stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2023 and December 31, 2022 to record the deferred tax asset that is not likely to be realized.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Our business was materially impacted by COVID-19 in 2020 and to some extent in 2021 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2022 progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022. We believe new enrollments during the first quarter of 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Inflation and War in Ukraine

The Company believes the U.S. has entered a period of inflation which has increased (and may continue to increase) the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers. To date, the Company has been able to manage inflation risk without a material adverse impact on its business or results of operations. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on the Company’s revenue, earnings and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

As of March 31, 2023 and 2022, the components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
Lease cost:	2023	2022

Operating lease cost	$130	$127
Total net lease cost	$130	$127

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs, for the three months ended March 31, 2023 and 2022 aggregated approximately $0.1 million. This is included under general and administrative expense.

As of March 31, 2023, the remaining lease terms and discount rate used are as follows (in thousands):

2023

Weighted-average remaining lease term (years)	4.4
Weighted-average discount rate	8.3%

Supplemental cash flow information related to leases as of March 31, 2023 is as follows (in thousands):

2023
Cash flow classification of lease payments:
Operating cash flows from operating leases	148

As of March 31, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of March 31,

2023 (remaining nine months)	$454
2024	621
2025	594
2026	507
2027	493
Thereafter	140

Total lease payments	2,809
Less: Imputed interest	(494)
Total	$2,315

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of March 31, 2023 and 2022, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Calculation of Numerator:
Net loss	$(1,703)	(5,331)

Loss applicable to common stockholders	$(1,703)	$(5,331)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	24,764,041	21,233,485

Net loss per share of Common Stock (basic and diluted)	$(0.07)	$(0.25)

As of March 31, 2023 and December 31, 2022, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	March 31,	December 31,
	2023	2022

Common stock warrants	12,372	3,616
Common stock options	3,119	3,619
Total	15,491	7,235

NOTE 14 - FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1-Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2-Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3-Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2023 and 2022, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on the Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 4,666,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 6,666,667 shares of common stock at an exercise price of $1.20 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of March 31, 2023. The changes in the fair value between issuance and March 31, 2023 are recorded as a component of other income (expense), in the consolidated statement of operations.

Recurring Fair Value Measurements

For the three months ended March 31, 2023 and 2022, the Company did not have any assets and liabilities classified as Level 1 or Level 3. The Company has concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and has classified the liability as Level 3.

The following fair value hierarchy table present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Fair Value Measurement as of March 31, 2023
	(In thousands)
	Level 1	Level 2	Level 3	Balance
Warrant liability	$-	$-	$1,333	$1,333
Total	$-	$-	$1,333	$1,333

The following table represent a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Warrant Liability
(In thousands)

Beginning balance, January 1	$-
Issuance of warrants	14,453
Exercise of warrants	(2,847)
Change in fair value upon re-measurement	(10,273)
Ending balance, March 31	$1,333

The Company has re-measured the liability to estimate fair value at March 31, 2023, using the Black-Scholes option pricing model with the following assumptions:

	January 9, 2023	March 31, 2023

Measurement date closing price of Common Stock (1)	$1.44	$0.34
Contractual term (years) (2)	5.5	5.3
Risk-free interest rate	3.6%	3.5%
Volatility	100%	100%
Dividend yield	0%	0%

(1)	Based on the trading value of common stock of Vivos Therapeutics, Inc. as of January 9, 2023 and each presented period ending date.

(2)	The valuation of warrants is based on the contractual term of the warrant rather than the expected term.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2023 and 2022, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of March 31, 2023, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $7.0 million.

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

NOTE 15 - SUBSEQUENT EVENTS

Effective April 19, 2023, the Company implemented a workforce reduction of 27 employees, representing approximately 17% of the Company’s employees. Affected employees received severance payments aggregating approximately $100,000, accrued paid time-off balances and payment by the Company of each affected employee’s COBRA premium for one month. The Company does not expect to incur any material write offs or charges as a result of this action. The Company undertook this workforce reduction to lower operating expenses and preserve capital while continuing efforts to introduce new product lines (including the Company’s POD® device which was acquired from AFD), increase revenues and work towards its stated goal of achieving cash flow positive operations. The Company believes this action will reduce its cash burn by approximately $500,000 per quarter, without taking into account any potential year-over-year increases in revenue from operations or other late 2022 and 2023 cost cutting measures previously announced and undertaken by the Company.

On June 1, 2023, the Company entered into a non-exclusive distribution agreement with a leading supplier of respiratory products such as continuous positive airway pressure equipment (“CPAP”) in the United States. The intent of the agreement is to explore, during a 90-day trial period, a business arrangement under which the supplier will have the right to distribute Company products in the United States. Products that will be distributed under the agreement include the Company’s POD®, NightBlock (being rebranded as SleepPODTM) and Versa devices. Either party may terminate this agreement during the 90-day trial period.

Pursuant to an agreement executed on May 29, 2023, the Company and Stanford University will commence a sponsored clinical research study to evaluate the efficacy of the Vivos’ FDA-registered DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) and study participants will be randomly assigned to either treatment with Vivos’ FDA-registered DNA appliance or CPAP. The protocol has been finalized and enrollment will begin later in 2023.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and improve other conditions associated with OSA. Our patented oral appliances have proven effective (within the scope of the FDA cleared uses) in over 35,000 patients treated worldwide by more than 1,750 trained dentists.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent in 2021 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2022 progressed. It appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022. We believe new enrollments during the first quarter of 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

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

Product Sales Revenue. Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 24% of our VIPs initiated a new case during the first three months of 2023. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including the POD®, a custom single arch device with an FDA 510(k) clearance for treating Temporomandibular Joint Dysfunction (TMD) and/or Bruxism (teeth grinding or clenching). During the remainder of 2023 and beyond, we will look to increase sales of these acquired products, but we may be unable to do so to our advantage. On June 1, 2023, we entered into a non-exclusive distribution agreement with a leading supplier of respiratory products such as continuous positive airway pressure (“CPAP”) in the United States. The intent of the agreement is to explore, during a 90-day trial period, a business arrangement under which the supplier will have the right to distribute our products in the United States. Products that will be distributed under the agreement include the products we acquired from AFD, notably the POD®, NightBlock (being rebranded as SleepPODTM) and Versa devices. However, either party may terminate this agreement during the 90-day trial period, and therefore it is uncertain at this time if our agreement with the supplier will continue or have a positive impact on our product sales.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of March 31, 2023, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists the simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage® home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during the first quarter of 2023.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-registered DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to moderate sleep apnea and jaw repositioning in adults. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-registered DNA appliance or CPAP. The protocol has been finalized and enrollment will begin later in 2023. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

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

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on our revenue, earnings and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

Seasonality. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, the fourth quarter tends to be one where we see higher enrollment levels for new VIP dentists, however, as previously mentioned reported, in the fourth quarter of 2022 we did not see that same pattern emerge. The first quarter of each year tends to be our weakest quarter of the year for new enrollments, and to a certain extent, appliance sales as well. This was the case in the first quarter of 2023. Winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate in the future depending on these and other factors.

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

Key Components of Condensed Consolidated Statements of Operations

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

Restatement of March 31, 2022 Financial Statements

As described in Note 2, “Restatement of Consolidated Financial Statement,” in Item 1 of Part 1 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed with the SEC on May 16, 2022 and such Amendment No. 1 filed on November 25, 2022 (the “10-Q/A”), we determined it was necessary to restate our financial statements for the three months ended March 31, 2022.

The restatement of the previously filed financial statements was due to our management (with the concurrent of the Audit Committee of our Board of Directors) determining that our existing revenue recognition policy was not consistent with the guidance in ASC 606. After analyzing our contracts using the five-step process in ASC 606, we have determined that for VIP enrollment contracts, it is necessary for us to separately identify the performance obligations and recognize the revenue as the performance obligations are satisfied over the customer life as applicable. We identified a material weakness related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately for the revenue recognition issue described above and for those items which we had previously identified in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are presented below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change

Revenue
Product revenue	$1,772	$2,049	$(277)
Service revenue	2,085	1,595	490
Total revenue	3,857	3,644	213

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,520	1,093	427
Gross profit	2,337	2,551	(214)
Gross profit %	61%	70%

Operating expenses
General and administrative	6,537	8,275	(1,738)
Sales and marketing	630	753	(123)
Depreciation and amortization	175	162	13

Operating loss	(5,005)	(6,639)	1,634

Non-operating income (expense)
Other expense	51	(38)	89
PPP loan forgiveness	-	1,287	(1,287)
Excess warrant in fair value	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	9,628
Other income	76	59	17

Net loss	$(1,703)	$(5,331)	$3,628

Revenue

Revenue increased approximately $0.2 million, or 6%, to approximately $3.9 million for the three months ended March 31, 2023 compared to $3.7 million for the three months ended March 31, 2022. Revenue during the first quarter of the year was impacted by an increase of approximately $0.5 million in service revenue, offset by a decrease of approximately $0.3 million in product revenue. The increase in total revenue is attributable to an increase of approximately $0.4 million in VIP revenue, an increase of approximately $0.2 million in ring lease program, and approximately $0.1 million increase in conference and training related revenue. This was offset by a decrease of approximately $0.2 million due to lower appliance sales to VIPs, a decrease of approximately $0.2 million attributable to BIS revenue, and a decrease of approximately $0.1 million from our two company-owned dental centers.

During the three months ended March 31, 2023, we enrolled 38 VIPs and recognized VIP revenue of approximately $1.3 million, an increase of 42% in enrollment revenue, compared to the three months ended March 31, 2022, when we enrolled 32 VIPs for a total of approximately $0.9 million. Revenue growth was impacted by a change in our revenue methodology adopted during 2022, as well as adjusting the entry levels into the VIP program from $2,500 to $50,000 and adding an $8,000 pediatric program, which had a positive impact with our providers.

For the three months ended March 31, 2023, we sold 2,369 oral appliance arches for a total of approximately $1.7 million, a 9% decrease in revenue from the three months ended March 31, 2022 when we sold 2,965 oral appliance arches for a total of approximately $1.9 million. Lastly, for the three months ended March 31, 2023 we had approximately $0.1 million in revenue from our company-owned dental centers, compared to approximately $0.2 million for the three months ended March 31, 2022, and approximately $0.2 million in BIS revenue, compared to $0.4 million for the three months ended March 31, 2022.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.4 million to approximately $1.5 million for the three months ended March 31, 2023 compared to approximately $1.1 million for the three months ended March 31, 2022. This increase was primarily due to service costs associated with ring lease program, VIP enrollments, and billing revenue. Cost of sales includes approximately $0.3 million increase related to costs associated with the ring lease program, an increase of approximately $0.3 million related to costs associated with VIP enrollment and training, and approximately $0.1 million increase related to our billing services.

For the three months ended March 31, 2023, gross profit decreased by approximately $0.2 million to $2.3 million. This decrease was attributable to an increase in cost of sales of $0.4 million explained above, offset by an increase in revenue of approximately $0.2 million. Gross margin decreased to 61% for the three months ended March 31, 2023 compared to 70% for the three months ended March 31, 2022, primarily driven by the higher costs associated with VIP enrollments and new incentives deployed to increase VIP enrollments.

General and Administrative Expenses

General and administrative expenses decreased approximately $1.7 million, or approximately 21%, to approximately $6.5 million for the three months ended March 31, 2023, as compared to $8.3 million for the three months ended March 31, 2022. The primary driver of this decrease was a change in personnel and related compensation of approximately $0.8 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.3 million related to travel expenses, a decrease of approximately $0.3 million for insurance expense, and a decrease of $0.2 million for supplies, equipment, research as well as corporate expenses such as filing fees, subscriptions, and office expenses.

Sales and Marketing

Sales and marketing expense decreased by $0.1 million to $0.6 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022. This decrease relates to a reduction in marketing campaigns, materials and product samples as well as print media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2023 and 2022. Depreciation and amortization remained constant during the period due to immaterial assets placed into service.

PPP Loan Forgiveness

PPP loan forgiveness was approximately $1.3 million for the three months ended March 31, 2022 when compared to none for the three months ended March 31, 2023. The PPP loan was forgiven by the SBA in its entirety in 2022.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 4,666,667 pre-funded warrants with a fair value of approximately $6.7 million and 6,666,667 additional warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.2 million, or $9.6 million of other income net of issuance costs of $0.6 million, for the three months ended March 31, 2023. The net impact of the private placement warrants for the three months ended March 31, 2023 was approximately $3.2 million of other income.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $1.7 million and $5.3 million for the three months ended March 31, 2023 and 2022, resulting in an accumulated deficit of approximately $81.2 million.

Net cash used in operating activities amounted to approximately $3.5 and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had total liabilities of approximately $10.1 million.

As of March 31, 2023, we had approximately $7.0 million in cash and cash equivalents, which may not be sufficient to fund our operations and strategic initiatives over the next twelve months from the date of issuance of these accompanying financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

In May 2023, we publicly announced the implementation of a broad set of initiatives aimed at improving operational efficiencies, reducing expenses, and positioning our company to take advantage of current growth opportunities. These initiatives touch most aspects of our operations and included expense reductions, product suite expansion, and organizational changes that included an approximate 17% reduction of workforce. These initiatives were in addition to cost saving measures previously announced by us at the end of 2022. Our goal is to achieve positive cash flow operations by the end of the first quarter of 2024.

However, although we have implemented cost savings measures as we seek to achieve positive cash flow operations, we will more than likely be required to obtain additional financing to satisfy our cash needs. This financing is expected to come primarily from the issuance of equity securities or indebtedness in order to sustain operations until we can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022

Net cash provided by (used in):
Operating activities	$(3,539)	$(6,082)
Investing activities	(289)	(120)
Financing activities	7,355	-

Net cash used in operating activities of approximately $3.5 million for the three months ended March 31, 2023 is a decrease of approximately $2.6 million compared to net cash used in operating activities of approximately $6.1 million for the three months ended March 31, 2022. This decrease is due primarily to the decrease in our net loss of approximately $3.6 million, a favorable net change in the fair value of warrant liability of approximately $9.6 million, offset by day-one non-operating warrant expense of approximately $6.5 million, a decrease of approximately $1.2 million for the PPP loan, a decrease of approximately $0.8 million in prepaid expenses and other current assets, a decrease of approximately $0.3 million in stock-base compensations, a decrease of approximately $0.1 million in loss on disposal of assets, and approximately $0.1 million in contract liability, deposits and accounts payable, respectively. This was offset by a decrease of approximately $0.1 million in accounts receivable related to the MID clinics and VIP enrollments under payment plans, a decrease in accrued expense of approximately $0.4 million, and a decrease of approximately $0.6 million in fair value of warrants issued.

For the three months ended March 31, 2023, net cash used in investing activities consisted of capital expenditures for software of $0.3 million related to the development of software for internal use, expected to be placed in service in mid-2023, as well as a purchase of a patent portfolio in February 2023. This compares to net cash used in investing activities for the three months ended March 31, 2022 of $0.1 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $7.4 million for the three months ended March 31, 2023, is attributable to proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, in our private placement in January 2023 and proceeds from the exercise of pre-funded warrants in connection with the same private placement. There was no cash used for financing activities for the three months ended March 31, 2022.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed in Note 1 to the accompanying condensed consolidated financial statements included in this Report, we believe that the impact of recently issued standards that are not yet effective could have a material impact on our financial position or results of operations upon adoption. For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 1 to the accompanying condensed consolidated financial statements included in this Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, we, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our Annual Report on Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design, and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff, adding additional levels of review, adding accounting technical support, and engaging a consulting team to assist with the creation and implementation of processes. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2020 Ortho-Tain, Inc. filed a Complaint at Law in the United States District Court for the Northern District of Illinois naming Vivos, along with the Company’s Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso. The Ortho-Tain complaint alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by the Company and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including the Company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and the Company’s Chief Executive Officer, R. Kirk Huntsman. On September 9, 2020, the Company moved to dismiss the claims against it. On May 14, 2021, the United States District Judge entered an order granting the Company’s motion to stay this case pending the outcome of a substantially similar, first-filed suit by the Company pending in the United States District Court for the District of Colorado. In light of the stay, the Court denied, without prejudice, the Company’s pending motion to dismiss. On September 3, 2021, on December 2, 2021, on April 4, 2022, on July 5, 2022, on September 19, 2022, and on November 22, 2022 the Court extended the stay. On March 20, 2023, the Parties submitted their joint status report. In their status report, the Parties requested that the Court reconsider Defendants’ motions to dismiss and Plaintiff’s motion to strike which were fully briefed at the time the case was stayed. Defendants also requested a stay of discovery pending a ruling on the motions to dismiss. On March 2, 2023, the Court lifted the stay and directed the parties to file a status report, which was submitted jointly by the Parties on March 20, 2023. On April 13, 2023, the Court ordered the Parties to exchange Rule 26(a) disclosures by May 1, 2023 and issue initial written discovery by May 15, 2023. Further, the Court referred the matter to the Magistrate Judge to conduct a settlement conference. Vivos filed a Motion for Reconsideration and Clarification on April 26, 2023, requesting the Court to reconsider its order on initial discovery, to instead rule on the motions to dismiss, to stay discovery as to Dr. Musso who has challenged the jurisdiction and venue of the Court, and to clarify whether the Parties had to file a response to the Complaint. On April 28, 2023, the Court clarified that Dr. Musso’s court ordered participation in settlement and discovery did not waive his objections to personal jurisdiction and venue, and that Defendants did not need to file a response to the Complaint at this time. The Magistrate Judge has ordered the Parties to submit a joint status report by June 19, 2023 with agreeable dates for the settlement conference to take place in July 2023 or August 2023.

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

On January 23, 2023, we filed a complaint against Dr. Singh and Dr. Rod Willey in the United States District Court for the District of Colorado alleging that Dr. Singh violated his employment agreement with Vivos when he and Dr. Willey formed a competing venture, named Koala Plus. Additionally, we contend that both defendants violated state and federal trade secret laws when they formed this competing business and attempted to unlawfully use our trade secrets to divert business away from Vivos. We believe the defendants actions have caused unspecified monetary damages. We are currently in discussions with the defendants in an effort to settle with Dr. Willey, who will be dismissed from the matter, and to consolidate the remaining claims against Dr. Singh into the pending American Arbitration Association matter described above.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2023, we closed a private placement (the “Private Placement”) pursuant to which the Company agreed sell up to an aggregate of $8,000,000 of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (or a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). No actual units will be issued in the Private Placement.

Pursuant to the Purchase Agreement, we agreed to issue and sell in the Private Placement 2,000,000 Shares, Pre-Funded Warrants to purchase up to an aggregate of 4,666,667 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 6,666,667 shares of Common Stock (collectively with the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants, the “Warrant Shares”). The purchase price per Share and associated Common Stock Purchase Warrant was $1.20, and the purchase price per Pre-Funded Warrant and associated Common Stock Purchase Warrant was $1.1999.

Each Common Stock Purchase Warrant entitles the holder, for a period of five years and 6 months, to purchase one share of Common Stock at an exercise price of $1.20 per share. Each Pre-Funded Warrant entitles the holder, for a period until all Pre-Funded Warrants are exercised, to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to us.

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

Vivos Therapeutics, Inc.

Date: June 8, 2023	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: June 8, 2023	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

