Form 10-Q
period 2023-06-30
Vivos Therapeutics, Inc.
filed 2023-08-16
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023
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

The registrant had 29,928,786 shares of its common stock, $0.0001 par value per share, outstanding as of August 16, 2023.

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

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections in this Quarterly Report on Form 10-Q. You should thoroughly read this Quarterly Report on Form 10-Q and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We also direct you to the ‘Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 for a listing of risk that qualify or forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2023	December 31, 2022

Current assets
Cash and cash equivalents	$3,942	$3,519
Accounts receivable, net of allowance of $251 and $712, respectively	327	457
Prepaid expenses and other current assets	1,073	1,448

Total current assets	5,342	5,424

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,267	3,082
Operating lease right-of-use asset	1,544	1,695
Intangible assets, net	445	302
Deposits and other	308	374

Total assets	$13,749	$13,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,325	$1,411
Accrued expenses	1,949	1,912
Warrant liability	2,200	-
Current portion of contract liabilities	2,359	2,926
Current portion of operating lease liability	447	419
Other current liabilities	160	145

Total current liabilities	8,440	6,813

Long-term liabilities
Contract liabilities, net of current portion	264	112
Employee retention credit liability	1,175	-
Operating lease liability, net of current portion	1,764	1,994

Total liabilities	11,643	8,919

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 29,928,786 shares as of June 30, 2023 and 23,012,119 shares as December 31, 2022	3	2
Additional paid-in capital	88,802	84,267
Accumulated deficit	(86,699)	(79,468)
Total stockholders’ equity	2,106	4,801
Total liabilities and stockholders’ equity	$13,749	$13,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product revenue	$1,546	$2,293	$3,318	$4,342
Service revenue	1,849	1,891	3,935	3,486
Total revenue	3,395	4,184	7,253	7,828

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,297	1,596	2,817	2,689

Gross profit	2,098	2,588	4,436	5,139

Operating expenses
General and administrative	5,877	7,691	12,414	15,497
Sales and marketing	590	1,699	1,220	2,879
Depreciation and amortization	148	162	323	324

Total operating expenses	6,615	9,552	13,957	18,700

Operating loss	(4,517)	(6,964)	(9,521)	(13,561)

Non-operating income (expense)
Other expense	(225)	(37)	(174)	(116)
PPP loan forgiveness	-	-	-	1,287
Excess warrant fair value	-	-	(6,453)	-
Change in fair value of warrant liability, net of issuance costs of $645	(867)	-	8,761	-
Other income	81	9	156	68

Net loss	$(5,528)	$(6,992)	$(7,231)	$(12,322)

Net loss per share (basic and diluted)	$(0.18)	$(0.33)	$(0.26)	$(0.58)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	29,928,786	21,233,485	28,245,084	21,233,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Six Months Ended June 30, 2023 and 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	23,012,119	$2	$81,160	$(55,623)	$25,539
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022	23,012,119	$2	$81,991	$(60,954)	$21,039

Fair value of warrants issued:
To consultants for services	-	-	131	-	131
Stock-based compensation expense	-	-	661	-	661
Net loss	-	-	-	(6,992)	(6,992)

Balances, June 30, 2022	23,012,119	$2	$82,783	$(67,946)	$14,839

Balances, December 31, 2022	23,012,119	$2	$84,267	$(79,468)	$4,801
Issuance of Common Stock:
In private placement, net of issuance costs	2,000,000	-	-	-	-
For purchase of assets	250,000	-	116	-	116
Upon exercise of warrants	4,666,667	1	2,847	-	2,848
Fair value of warrants issued:
To consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	29,928,786	$3	$88,161	$(81,171)	$6,993
Fair value of warrants issued:
To consultants for services	-	-	182	-	182
Stock-based compensation expense	-	-	459	-	459
Net loss	-	-	-	(5,528)	(5,528)

Balances, June 30, 2023	29,928,786	$3	$88,802	$(86,699)	$2,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,231)	$(12,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	765	1,271
Depreciation and amortization	323	324
Loss on disposal of assets	-	36
Fair value of warrants issued for services	808	352
Change in fair value of warrant liability, net of issuance costs of $645	(8,761)	-
Excess warrant fair value	6,453	-
Forgiveness of indebtedness income	-	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	130	411
Operating lease liabilities, net	(52)	(19)
Tenant improvement allowance	-	516
Prepaid expenses and other current assets	375	(486)
Deposits	79	(16)
Accounts payable	(86)	331
Accrued expenses	37	(106)
Employee retention credit liability	1,175	-
Other liabilities	2	230
Contract liability	(415)	(2)

Net cash used in operating activities	(6,398)	(10,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(484)	(624)
Payment for asset purchase	(50)	-

Net cash used in investing activities	(534)	(624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the private placement of common stock and pre-funded warrants	8,000	-
Payments for issuance costs	(645)	-

Net cash provided by financing activities	7,355	-

Net increase (decrease) in cash and cash equivalents	423	(11,369)
Cash and cash equivalents at beginning of year	3,519	24,030

Cash and cash equivalents at end of year	$3,942	$12,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of pre-funded warrants exercised	$-	$-
Fair value of warrants issued in asset purchase	$116	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Six Months ended June 30, 2023

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

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to moderate obstructive sleep apnea (“OSA”) and snoring in adults. The Company offers three separate clinical pathways or programs to providers—Guided Growth and Development, Lifeline, and Complete Airway Repositioning and Expansion (“CARE”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys. For example, the Guided Growth and Development program features the Vivos Guide and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are FDA 510k cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510k cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

The Company’s flagship CARE program, which is part of The Vivos Method, features the Company’s patented DNA, mRNA and mmRNA appliances, which are also FDA 510k cleared for mild-to-moderate OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the CARE appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of approximately 40,000 patients treated to date worldwide with the Company’s entire current suite of products, there have been very few instances of relapse.

The Company offers a suite of diagnostic and support products and services to dental and medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) AireO2 (an electronic health record program designed specifically for use by dentists treating sleep patients), (iii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iv) Billing Intelligence Services (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at the Company’s Vivos Institute in Denver, Colorado, (vi) MyoCorrect, a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform, and (vii) the Company’s Medical Integration Division (“MID”), which manages independent medical practices under management and development agreement which pays the Company from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees.

The Company’s business model is to teach, train, and support dentists, medical doctors, and distributors in the use of the Company’s products and services. Dentists who use the Company’s products and services typically enroll in a variety of live or online training and educational programs offered through the Company’s Vivos Institute—an 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. They may also enroll in the VIP program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP Program are referred to as “VIPs.” The Company charges up front enrollment fees to educate and train new providers. The Company also charges for the ancillary support services listed above, and views each product and service as a revenue/profit center.

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

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2022 audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2023.

Emerging Growth Company Status

The Company is an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. The Company currently expects to retain its status as an EGC until the year ending December 31, 2026, but this status could end sooner under certain circumstances.

Revenue Recognition

The Company generates revenue from the sale of products and services. A significant majority of the Company’s revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs (program cost: $7,995); (ii) Lifeline VIPs (program cost: $7,995); (iii) combined Guided Growth and Development and Lifeline VIPs (program cost: $12,500); or Premier Vivos Integrated Providers (Premier VIPs) (program cost: $50,000). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in prior fiscal quarters on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $31,500, with different entry levels for the various programs described above from $7,995 to $50,000. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

The Company enters into programs that may provide for multiple performance obligations. Commencing in 2018, the Company began enrolling medical and dental professionals in a one-year program (now known as the Premier VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the Premier VIP dentist access to a team who is dedicated to creating a successful integrated practice. The key topics covered in training include case selection, clinical diagnosis, appliance design, adjunctive therapies, instructions on ordering the Company’s products, guidance on pricing, instruction on insurance reimbursement protocols and interacting with our proprietary software system and the many features on the Company’s website. The initial training and educational workshop are typically provided within the first 30 to 45 days that a VIP enrolls. Ongoing support and additional training are provided throughout the year and includes access to the Company’s proprietary Airway Intelligence Service (“AIS”) which provides the VIP with resources to help simplify the diagnostic and treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream. Following the year of training and support, a VIP may pay for seminars and training courses that meet the Provider’s needs on a subscription or a course-by-course basis.

VIP enrollment fees include multiple performance obligations which vary on a contract-by-contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six or twelve months BIS subscription, a marketing package, lab credits and the right to sell our appliances. The Company allocates the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

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

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021, 18 months for 2022, and 23 months for 2023. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its line of oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida Sleep, the Vida, the PEx, Starter, VG, VGx and others. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company contracts with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The Company’s appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions to sell the appliances to their customers as well as in two dental centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its unique, patented appliances and preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, treatments, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

In support of the VIPs using the Company’s appliances for their patients, the Company utilizes a team of trained technicians to measure, order and fit each appliance. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. Revenue is recognized differently for Company owned centers than for revenue from VIPs. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, the determination of customer life and breakage related to recognizing revenue for VIP contracts, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations will be affected.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three or six months ended June 30, 2023 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three or six months ended June 30, 2023 and accordingly, no impairment was required.

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

Employee Retention Tax Credit

The employee retention tax credit (“ERTC”) for 2020 was established under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”). The ERTC provided for changes in the employee retention credit for 2020 and provided an additional credit for the first, second and third calendar quarters of 2021. Employers are eligible for the credit if they experienced either a full or partial suspension of operations during any calendar quarter because of governmental orders due to the COVID-19 pandemic or if they experienced a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 and the corresponding quarters in 2019. The ERTC is a refundable credit that employers can claim on qualified wages paid to employees, including certain health insurance costs.

According to the Internal Revenue Service (“IRS”) Notice 2021-20, “Guidance on the Employee Retention Credit under Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act,” the period during which there is a significant decline in gross receipts is determined by identifying the first quarter in 2020 in which the gross receipts are less than 50% of its gross receipts for the same period in 2019. The employee retention credit is available only to eligible employers. Section 2301(c)(2)(A) of the CARES Act defines the term “eligible employer” as any employer carrying on a trade or business during calendar year 2020, and, with respect to any calendar quarter, for which (1) the operation of the trade or business carried on during calendar year 2020 is fully or partially suspended due to orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes) due to COVID-19, or (2) such calendar quarter is within the period in which the employer had a significant decline in gross receipts, as described in section 2301(c)(2)(B) of the CARES Act. VIP dentists and potential VIPs were forced to close their offices during 2020 as a result of COVID-19. Therefore, the Company qualifies as an eligible employer under this under the CARES Act.

Section 2301(c)(3)(A)(ii) of the CARES Act also provides that if an eligible employer averaged 100 or fewer employees in 2019 (a “small eligible employer”), qualified wages are those wages paid by the eligible employer with respect to an employee during any period described in section 2301(c)(2)(A)(ii)(I) of the CARES Act (relating to a calendar quarter for which the operation of a trade or business is fully or partially suspended due to a governmental order) or during a calendar quarter within the period described in section 2301(c)(2)(A)(ii)(II) of the CARES Act (relating to a significant decline in gross receipts). The Company averaged fewer than 80 employees in 2019 and is therefore considered a small eligible employer under the CARES Act.

Healthcare plan expenses were not included in the analysis, although they are eligible if an employee has paid health insurance through their paycheck. Section 2301(c)(5)(B) of the CARES Act provides that “wages” include amounts paid by an eligible employer to provide and maintain a group health plan (as defined in section 5000(b)(1) of the Code), but only to the extent that the amounts are excluded from the gross income of employees by reason of section 106(a) of the Code. The Company pays the first $500 of healthcare insurance for each employee, which generally covers the monthly cost of their insurance. Because of this, the Company conservatively did not include any of the cost of insurance in its analysis. Additionally, PPP loan amounts were deducted from the amount of total wages paid before calculating the qualified ERTC wages. The Company applied for the ERTC using Vivos Therapeutics Inc.’s payroll which covers 95% of its employees.

As indicated above, for 2020, companies were eligible for a credit equal to 50 percent of the first ten thousands of qualified wages paid per employee in the aggregate of each eligible quarter. Therefore, the maximum ERTC for the Company for 2020 is five thousand ($5,000) per employee.  For the second and fourth quarters of 2020, the total eligible credit was limited to approximately $0.5 million.

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, for the period ending June 30, 2023, approximately $1.2 million was recorded under long-term liabilities.

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

Share-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company estimates the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. The Company determines the expected price volatility based on the historical volatilities of shares of the Company’s peer group as the Company does not have a sufficient trading history for its Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to the Company in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. The Company recognizes the impact of forfeitures and cancellations in the period that the forfeiture or cancellation occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.1 million for the three months ended June 30, 2023 and 2022, and approximately $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. These are recorded on the statement of operations under general and administrative expense.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended June 30, 2023:

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $7.2 and $12.3 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $86.7 million as of June 30, 2023.

Net cash used in operating activities amounted to approximately $6.4 and $10.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had total liabilities of approximately $11.6 million.

As of June 30, 2023, the Company had approximately $3.9 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company previously disclosed that its goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. The Company has successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales have not grown during 2023 as anticipated due to external factors (including 2023 governmental investigations of and private lawsuits related to non-Vivos, non-FDA approved devices purporting to treat sleep apnea), and also as we product offerings and strategies are refined. As such, the Company now anticipates that it will likely be required to obtain additional financing to satisfy its cash needs, as management continues to work towards increasing revenue and achieving cash flow positive operations in the foreseeable future. Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities or indebtedness in order to sustain operations until the Company can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate some or all of its operations, all of which could have a material adverse effect on the Company and stockholders.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months and six months ended June 30, 2023 and 2022, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

Product revenue:
Appliance sales to VIPs	$1,521	(1)	$2,074	(1)	$3,219	(1)	$3,937
Center revenue	25		219		99		405
Total product revenue	1,546		2,293		3,318		4,342

Service revenue
VIP	918		1,161		2,207		2,052
Billing intelligence services	219	(3)	252	(3)	433	(3)	672
Sleep testing services	313		173		574		210
Myofunctional therapy services	261		257		478		477
Sponsorship/seminar/other	138		48		243		75
Total service revenue	1,849		1,891		3,935		3,486

Total revenue	$3,395		$4,184		$7,253		$7,828

(1)	Appliance revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	VIP revenue disclosed above for the six months ended June 30, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

(3)	BIS revenue from subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for six months ended June 30, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	June 30,
	2023	2022

Beginning balance, January 1	$3,038	$2,399

New contracts, net of cancellations	1,255	1,183
Revenue recognized	(1,396)	(1,421)

Ending balance, March 31	$2,897	$2,161

New contracts, net of cancellations	794	1,556
Revenue recognized	(1,068)	(1,320)

Ending balance, June 30	$2,623	$2,397

Current portion of deferred revenue is approximately $2.4 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.1 million for the three months ended June 30, 2023 and 2022, and $0.2 million for the six months ended June 30, 2023 and 2022.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.3 million at June 30, 2023 and $0.5 million at December 31, 2022. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the condensed consolidated statement of operations. An allowance of $0.3 million existed as of June 30, 2023.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months and six months ended June 30, 2023 and 2022. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying condensed consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and December 31, 2022, property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Furniture and equipment	$1,309	$1,265
Leasehold improvements	2,479	2,479
Construction in progress	1,140	948
Molds	392	143
Gross property and equipment	5,320	4,835
Less accumulated depreciation	(2,053)	(1,753)

Net Property and equipment	$3,267	$3,082

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million for the six months ended June 30, 2023 and 2022.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of June 30, 2023 and December 31, 2022 consist of the following acquisitions (in thousands):

Acquisitions	June 30, 2023	December 31, 2022

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of June 30, 2023 and December 31, 2022, identifiable intangible assets were as follows (in thousands):

	June 30, 2023	December 31, 2022

Patents and developed technology	$2,302	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,493
Less accumulated amortization	(2,214)	(2,191)

Net intangible assets	$445	$302

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months and six months ended June 30, 2023 and 2022. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Six Months Ending June 30,

2023 (remaining six months)	25
2024	50
2025	50
2026	35
2027	29
Thereafter	256

Total	$445

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of June 30, 2023 and December 31, 2022, accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Accrued payroll	$1,346	$1,358
Accrued legal and other	556	473
Lab rebate liabilities	47	81

Total accrued expenses	$1,949	$1,912

NOTE 7 - PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of June 30, 2023, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

During the three months ended June 30, 2023 and 2022, the Company issued stock options to purchase 317,500 and 265,000 shares of Common Stock at a weighted average exercise price of $0.41 and $1.29 per share respectively, and for the six months ended June 30, 2023 and 2022, the Company issued stock options to purchase 317,500 and 555,000 shares of Commons Stock at a weighted average exercise price of $0.41 and $2.32 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $0.41 and $7.50 per share. Options for the purchase of 500,000 shares of common stock expired as of June 30, 2023. The following table summarizes all stock options as of June 30, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	3,619		$2.89	3.3
Granted	318		-
Forfeited	(500)		-
Exercised	-		-

Outstanding, at June 30	3,437	(3)	2.85	4.1

Exercisable, at June 30	1,821	(4)	3.32	3.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2023, the aggregate intrinsic value of stock options outstanding was $0.1 million.

(4)	As of June 30, 2023, the aggregate intrinsic value of exercisable stock options was $0.

For the six months ended June 30, 2023, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

2023

Grant date closing price of Common Stock	$0.41
Expected term (years)	3.5
Risk-free interest rate	3.8%
Volatility	102%
Dividend yield	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the six months ended June 30, 2023 was $0.41.

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $0.4 million and $0.7 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized approximately $0.8 million and $1.3 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of June 30, 2023 was approximately $2.2 million, which will be recognized over the weighted average remaining term of 4.1 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the six months ended June 30, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, beginning of year	3,616		$5.80	2.5
Grants of warrants:
Consultants for services	2,138	(3)
Private placement	11,333	(4)
Exercised	(4,667	)(5)
Forfeited	(10)
Outstanding, June 30	12,410	(6)	2.40	6.0

Exercisable, June 30	10,638	(7)	2.51	4.2

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February 2023, the Company granted warrants to consultants in exchange for business development, product development and distribution. Warrants issued in February 2023 provide for the purchase of an aggregate of 2,100,000 shares of common stock at an exercise price of $0.91 and $0.61 per share with a fair value of approximately $1.3 million which will be recognized upon the achievement of performance metrics and milestones. In June 2023, the Company granted warrants to consultants in exchange for services. Warrants issued in June 2023 provide for the purchase of an aggregate of 37,500 shares of common stock at an exercise price of $0.41 per share at a fair value of approximately $0.1 million which will be recognized upon the achievement of performance metrics and milestones. For the six months ended June 30, 2023, the Company recognized expense of $0.8 million.

(4)	In January 2023, the Company granted warrants in connection with a private placement consisting of pre-funded warrants to purchase up to an aggregate of 4,666,667 shares of common stock at an exercise price of $0.0001 per share, and warrants to purchase up to an aggregate of 6,666,667 shares of common stock at an exercise price of $1.20 per share with a fair value of approximately $14.5 million which was recognized as warrant liability at the time of issuance.

(5)	In March 2023, the Company issued an aggregate of 4,666,667 shares of common stock from the exercise of warrants previously issued in January 2023.

(6)	As of June 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

(7)	As of June 30, 2023, the aggregate intrinsic value of warrants exercisable was $0.25 million.

For the six months ended June 30, 2023, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2023

Measurement date closing price of Common Stock (1)	$0.73
Contractual term (years) (2)	5.0
Risk-free interest rate	3.9%
Volatility	102%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2023 and 2022, options for the purchase of 317,500 and 265,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants. For the six months ended June 30, 2023 and 2022, options for the purchase of 317,500 and 555,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and six months ended June 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2023 and December 31, 2022 to record the deferred tax asset that is not likely to be realized.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 has progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during the second quarter of 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. In addition, new variants of COVID-19 continue to arise, and such variants may in the future cause an adverse effect on the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Inflation and War in Ukraine

The Company believes the U.S. experience a period of inflation which has increased (and may continue to increase) the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers. To date, the Company has been able to manage inflation risk without a material adverse impact on its business or results of operations, and inflation has begun to abate somewhat during 2023. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on the Company’s revenue, earnings potential and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

In January 2017, the Company entered into a commercial lease agreement for 2,220 square feet of office in Johnstown, Colorado that was to commence on March 1, 2018 and end February 28, 2025. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.3 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.0%.

In May 2018, the Company entered into a commercial lease agreement for 3,643 square feet of office in Highlands Ranch, Colorado that was to commence on November 1, 2018 and end on January 1, 2029. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of $0.8 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 7.3%.

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

In April 2019, the Company entered into a commercial lease agreement for 3,231 square feet of office in Highlands Ranch, Colorado that was to commence on May 1, 2019 and end on May 31, 2022. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $0.1 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 6.7%.

In April 2019, the Company entered into a commercial lease agreement for 14,732 square feet of office space for its former corporate headquarters in Denver, Colorado that was to commence on September 23, 2020 and end on March 22, 2028. As of January 1, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.4 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 7.1%.

In April 2022, the Company entered into a commercial lease agreement for 8,253 square feet of office space for its corporate headquarters in Littleton, Colorado that commenced May 16, 2022 and ends on November 15, 2027. As of May 16, 2022, the Company recorded an operating lease right of use asset and lease liabilities of less than $1.5 million in the consolidated balance sheet representing the present value of minimum lease payments using the Company’s incremental borrowing rate of 10.6%.

As of June 30, 2023 and 2022, the components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	2023	2022	2023	2022

Operating lease cost	$114	$135	$243	$262
Total net lease cost	$114	$135	$243	$262

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs, for the three months ended June 30, 2023 and 2022 aggregated approximately $0.1 million, and for the six months ended June 30, 2023 and 2022 aggregated approximately $0.2 million and $0.3 million, respectively. This is included under general and administrative expense.

As of June 30, 2023, the remaining lease terms and discount rate used are as follows (in thousands):

2023

Weighted-average remaining lease term (years)	4.2
Weighted-average discount rate	8.3%

Supplemental cash flow information related to leases as of June 30, 2023 is as follows (in thousands):

2023
Cash flow classification of lease payments:
Operating cash flows from operating leases	299

As of June 30, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of June 30,

2023 (remaining six months)	$304
2024	621
2025	594
2026	507
2027	493
Thereafter	140

Total lease payments	2,659
Less: Imputed interest	(448)
Total	$2,211

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of June 30, 2023 and 2022, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Calculation of Numerator:
Net loss	$(5,528)	(6,992)	$(7,231)	(12,322)

Loss applicable to common stockholders	$(5,528)	$(6,992)	$(7,231)	$(12,322)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	29,928,786	21,233,485	28,245,084	21,233,485

Net loss per share of Common Stock (basic and diluted)	$(0.18)	$(0.33)	$(0.26)	$(0.58)

As of June 30, 2023 and December 31, 2022, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	June 30,	December 31,
	2023	2022

Common stock warrants	12,410	3,616
Common stock options	3,437	3,619
Total	15,847	7,235

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

Level 1-Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2-Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3-Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of June 30, 2023 and 2022, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on the Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 4,666,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 6,666,667 shares of common stock at an exercise price of $1.20 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of March 31, 2023, and June 30, 2023. The changes in the fair value between issuance, the March 31, 2023 measurement date and the June 30, 2023 measurement date are recorded as a component of other income (expense), in the consolidated statement of operations.

Recurring Fair Value Measurements

For the three months and six months ended June 30, 2023 and 2022, the Company did not have any assets and liabilities classified as Level 1 or Level 3. The Company has concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and has classified the liability as Level 3.

The following fair value hierarchy table present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Fair Value Measurement as of June 30, 2023
	(In thousands)
	Level 1	Level 2	Level 3	Balance
Warrant liability	$-	$-	$2,200	$2,200
Total	$-	$-	$2,200	$2,200

The following table represent a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2023:

Warrant Liability
(In thousands)

Beginning balance, January 1	$-
Issuance of warrants	14,453
Exercise of warrants	(2,847)
Change in fair value upon re-measurement	(10,273)
Ending balance, March 31	$1,333
Change in fair value upon re-measurement	867
Ending balance, June 30	$2,200

The Company has re-measured the liability to estimate fair value at June 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

	January 9, 2023	March 31, 2023	June 30, 2023

Measurement date closing price of Common Stock (1)	$1.44	$0.34	$0.51
Contractual term (years) (2)	5.5	5.3	5.0
Risk-free interest rate	3.6%	3.5%	4.1%
Volatility	100%	100%	100%
Dividend yield	0%	0%	0%

(1)	Based on the trading value of common stock of Vivos Therapeutics, Inc. as of January 9, 2023 and each presented period ending date.

(2)	The valuation of warrants is based on the expected term.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months and six months ended June 30, 2023 and 2022, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of June 30, 2023, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $3.9 million.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Approximately 40,000 patients have been treated to date worldwide with our entire current suite of products by more than 1,800 trained dentists.

Our business model is focused around dentists, and our program to train independent dentists and offer them other value-added services in connection with their ordering and use of The Vivos Method for patients is called the Vivos Integrated Practice (“VIP”) program.

See Note 1 to the accompanying financial statements for additional background information on our Company and current product and service offerings.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 has progressed. It appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during the second quarter of 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. In addition, new variants of COVID-19 continue to arise, and such variants may in the future cause an adverse effect on the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

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

Product Sales Revenue. Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 31% of our VIPs initiated a new case during the first six months of 2023. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including the POD®, a custom single arch device with an FDA 510(k) clearance for treating TMD and/or Bruxism (teeth grinding or clenching). During the remainder of 2023 and beyond, we will look to increase sales of these acquired products, but we may be unable to do so to our advantage. On June 1, 2023, we entered into a non-exclusive distribution agreement with a leading supplier of respiratory products such as continuous positive airway pressure (“CPAP”) in the United States. The intent of the agreement is to explore, during a 90-day trial period, a business arrangement under which the supplier will have the right to distribute our products in the United States. Products that will be distributed under the agreement include the products we acquired from AFD, notably the POD® (being rebranded as the Vida™), NightBlock (being rebranded as VidaSleep™) and Versa devices. However, either party may terminate this agreement during the 90-day trial period, and therefore it is uncertain at this time if our agreement with the supplier will continue or have a positive impact on our product sales.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of June 30, 2023, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists a simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage® home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during the second quarter of 2023.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to moderate sleep apnea and jaw repositioning in adults. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized and enrollment will begin later in 2023. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

Distribution Agreement with DME Company. On June 1, 2023, we entered into a non-exclusive distribution agreement with a leading supplier in the United States of respiratory products, such as continuous positive airway pressure (CPAP) equipment. Our new distributor currently provides respiratory products to approximately 1.8 million patients nationwide. Pursuant to this Agreement, our distributor has begun to distribute certain of our products in the United States, including the Vida™, VidaSleep™, and Versa®. The distribution agreement is subject to a 90-day trial period in Colorado and Florida which ends on August 31, 2023, during which either party may terminate the agreement.

However, within weeks of starting the trial, our distributor reported an initial 36% positive patient response, and requested a modification to our agreement that would be exclusive. The Company is currently negotiating the terms of exclusivity, but we believe the agreement will extend beyond the trial period. Plans are already underway to extend the scope of the distribution territory beyond the initial two markets into Texas, Virginia, North Carolina, New Jersey and at least one other major market. Others are expected to follow soon thereafter. We are hopeful that this new form of arrangement with DME companies will help us increase our product revenues during the second half of 2023 and beyond.

Impact on Sales from Unregistered Oral Appliance Publicity. On or about March 1, 2023, CBS News reported the tragic case of a woman with a malocclusion and breathing problem who had received treatment via a fixed oral appliance known as the AGGA (Anterior Growth Guidance Appliance). According to the televised CBS report, the device created serious issues with her dentition and jaws, resulting in the loss of several anterior teeth. The patient filed a $10 million lawsuit against the treating dentist.

News of this lawsuit quickly spread throughout the country, and particularly within the dental and orthodontic communities. Within days, rumors and wildly untrue statements were published on social media platforms and elsewhere that began to associate and confuse Vivos appliances with the AGGA. Vivos management immediately responded to correct any misstatements and to set the record straight.

Vivos was not named in the lawsuit, nor was our device implicated in creating the tooth displacement and other concerns that gave rise to the lawsuit. To our knowledge, in approximately 40,000 patients treated, Vivos oral appliances have never caused the loss of even a single tooth, and we have never been sued over a patient complaint or safety issue. Vivos has never had any association or affiliation with the AGGA device or its promoters, nor has the Company ever endorsed these kind of counterfeit fixed oral appliances that make unproven and unsubstantiated claims.

The AGGA is a non-FDA cleared oral appliance developed by Dr. Steve Galella, a dentist from Tennessee. He has actively promoted and taught other dentists about his device for many years through the Las Vegas Institute (LVI) and elsewhere. Dr. Galella has claimed that the AGGA can “grow, expand, and remodel an adult’s jaw”, and that roughly 10,000 OSA and TMD patients have been successfully treated using this device.

The FDA regulates and categorizes all medical devices claiming to treat obstructive sleep apnea (OSA) and/or TMD disorders as Class II devices and requires that they have a 510k clearance in order to be used with patients. The AGGA device does not have any such FDA clearance, nor are there any known peer-reviewed and published studies validating the safety and efficacy of this device. In stark contrast, all Vivos oral appliances are duly registered or cleared by the FDA according to strict FDA guidelines. Our appliances and attending protocols for proper use are also backed by extensive peer reviewed published research. Moreover, Vivos appliances operate on a completely different mechanism of action than that of the AGGA and similar devices on the market. Vivos has always maintained that such appliances tend to create inflammation and pose other risks that are unacceptable. The AGGA is a fixed appliance, whereas Vivos appliances are removable devices.

Our core product is The Vivos Method, not any one single device. This is a very important point to understand. The Vivos Method involves far more than just our oral appliances. It begins with proper and thorough diagnosis and ends with a customized multidisciplinary treatment plan that likely incorporates one or more of several treatment modalities, including oral myofunctional therapy, SOT chiropractic, physical therapy, laser therapy, nutritional counseling, CPAP, mandibular advancement, CARE device therapy, and more. The Vivos Method is thus a fully integrated end-to-end diagnostic, training, and treatment platform that can adapt to the needs of virtually any and every breathing disordered sleep patient.

Unfortunately, and despite the Company’s best efforts to distance ourselves and our products from the AGGA device, the entire matter generated a certain amount of confusion and fear amongst both existing VIP dentists and other non-affiliated dentist prospects. Thus, new provider enrollments and sales of Vivos appliances in the second quarter decreased as word spread. By the latter part of June the Company began to see a partial rebound in both new enrollments and appliance sales. Nevertheless, certain Vivos-trained providers remain very cautious and are being far more selective in their cases, which has continued to impact appliance sales through the end of the second quarter.

Management believes this is a short-term phenomenon and should not be a long-term hindrance to new case starts or new VIP enrollments.

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

Seasonality. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, the fourth quarter tends to be one where we see higher enrollment levels for new VIP dentists, however, as previously mentioned reported, in the fourth quarter of 2022 we did not see that same pattern emerge. The first and second quarters of each year tend to be our weakest quarter of the year for new enrollments, and to a certain extent, appliance sales as well. This was the case in the first half of 2023. Winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate in the future depending on these and other factors.

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

Other income. Other income relates to the PPP loan forgiven in January 2022 by the SBA, and the ERTC received in April and May 2023 from the IRS.

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

Results of Operations

Comparison of the three months and six months ended June 30, 2023 and 2022

Our condensed consolidated statements of operations for the three months and six months ended June 30, 2023 and 2022 are presented below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2022	2021	Change

Revenue
Product revenue	$1,546	$2,293	$(747)	$3,318	$4,342	$(1,024)
Service revenue	1,849	1,891	(42)	3,935	3,486	449
Total revenue	3,395	4,184	(789)	7,253	7,828	(575)

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,297	1,596	(299)	2,817	2,689	128
Gross profit	2,098	2,588	(490)	4,436	5,139	(703)
Gross profit %	62%	62%		61%	66%

Operating expenses
General and administrative	5,877	7,691	(1,814)	12,414	15,497	(3,083)
Sales and marketing	590	1,699	(1,109)	1,220	2,879	(1,659)
Depreciation and amortization	148	162	(14)	323	324	(1)

Operating loss	(4,517)	(6,964)	2,447	(9,521)	(13,561)	4,040

Non-operating income (expense)
Other expense	(225)	(37)	(188)	(174)	(116)	(58)
PPP loan forgiveness	-	-	-	-	1,287	(1,287)
Excess warrant fair value	-	-	-	(6,453)	-
Change in fair value of warrant liability, net of issuance costs of $645	(867)	-	(867)	8,761	-	8,761
Other income	81	9	72	156	68	88

Net loss	$(5,528)	$(6,992)	$1,464	$(7,231)	$(12,322)	$5,091

Comparison of the three months ended June 30, 2023 and 2022

Revenue

Revenue decreased approximately $0.8 million, or 19%, to approximately $3.4 million for the three months ended June 30, 2023 compared to $4.2 million for the three months ended June 30, 2022. Revenue during the second quarter of the year was impacted by a decrease of approximately $0.7 million in product revenue, coupled by a decrease of approximately $0.1 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $0.6 million in appliance sales to VIPs, followed by a decrease of approximately $0.2 million in VIP revenue, and a decrease of approximately $0.2 million from our two company-owned dental centers. This was offset by an increase of approximately $0.1 million from sleep testing services and approximately $0.1 million from sponsorship, conference and training related revenue. Both Myofunctional therapy and BIS remained relatively unchanged for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022.

During the three months ended June 30, 2023, we enrolled 43 VIPs and recognized VIP revenue of approximately $0.9 million, a decrease of 21% in enrollment revenue, compared to the three months ended June 30, 2022, when we enrolled 58 VIPs for a total of approximately $1.2 million. Revenue growth was impacted by the new entry levels into the VIP program, ranging from $2,500 to $50,000, and adding an $8,000 pediatric program, which was received positively by our providers, but overall had the impact of decreasing our average enrollments from approximately $32,000 during the three months ended June 30, 2022 to approximately $25,000 during the three months ended June 30, 2023.

For the three months ended June 30, 2023, we sold 2,083 oral appliance arches for a total of approximately $1.5 million, a 27% decrease in revenue from the three months ended June 30, 2022 when we sold 3,321 oral appliance arches for a total of approximately $2.1 million, refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales. For the three months ended June 30, 2023 and 2022, we recognized approximately $0.3 million in revenue from Myofunctional therapy services and approximately $0.2 million in BIS during both periods. Lastly, for the three months ended June 30, 2023 we recognized less than $0.1 million in revenue from our company-owned dental centers, compared to approximately $0.2 million for the three months ended June 30, 2022, and over $0.3 million in sleep testing services revenue, compared to $0.2 million for the three months ended June 30, 2022.

Cost of Sales and Gross Profit

Cost of sales decreased by approximately $0.3 million to approximately $1.3 million for the three months ended June 30, 2023 compared to approximately $1.6 million for the three months ended June 30, 2022. This decrease was primarily due to lower costs associated with appliances driven by the lower sales explained above, offset slightly by an increase in software cost.

For the three months ended June 30, 2023, gross profit decreased by approximately $0.5 million to $2.1 million. This decrease was attributable to the decrease in revenue of approximately $0.8 million offset by the increase in cost of sales of $0.3 million. Gross margin remained the same at 62% for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased approximately $1.8 million, or approximately 24%, to approximately $5.9 million for the three months ended June 30, 2023, as compared to $7.7 million for the three months ended June 30, 2022. The primary driver of this decrease was a change in personnel and related compensation of approximately $0.8 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.4 million related to travel expenses, a decrease of approximately $0.3 million for bad debt expense, and a decrease of $0.4 million for infrastructure, insurance, supplies, equipment, and professional fees, offset by an increase of $0.1 million for training fees and utilities.

Sales and Marketing

Sales and marketing expense decreased by $1.1 million to $0.6 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022. This decrease was primarily driven by a $0.5 million decrease in commissions, as well as a $0.4 million decrease related to a reduction in website development, marketing campaigns, materials and product samples as well as print media and marketing supplies, and a decrease of $0.2 million in conventions and tradeshow expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended June 30, 2023 and 2022. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The change in fair value of the warrant liability was approximately $0.9 million for the three months ended June 30, 2023, driven by an increase of 50% in the stock price or $0.17 per share during the period.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

Revenue decreased approximately $0.6 million, or 7%, to approximately $7.2 million for the six months ended June 30, 2023 compared to $7.8 million for the six months ended June 30, 2022. Revenue during the first six months of the year was impacted by a decrease of approximately $1.0 million in product revenue, offset by an increase of approximately $0.4 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $0.7 million in appliance sales to VIPs, followed by a decrease of approximately $0.2 million in BIS revenue, and a decrease of approximately $0.3 million from our two company-owned dental centers. This was offset by an increase of approximately $0.4 million from sleep testing services and an increase of approximately $0.2 million in sponsorship, conference and training related revenue, respectively. Myofunctional therapy remained relatively unchanged at $0.5 million for the six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023, we enrolled 81 VIPs and recognized VIP revenue of approximately $2.2 million, an increase of 8% in enrollment revenue, compared to the six months ended June 30, 2022, when we enrolled 90 VIPs for a total of approximately $2.1 million. Revenue growth in 2022 was impacted by prior period adjustment decreasing revenue by $0.4 million. New entry levels into the VIP program, ranging from $2,500 to $50,000 and adding an $8,000 pediatric program, which was received positively by our providers, but overall had the impact of decreasing our average enrollments from approximately $31,000 during the six months ended June 30, 2022 to approximately $25,000 during the six months ended June 30, 2023.

For the six months ended June 30, 2023, we sold 4,452 oral appliance arches for a total of approximately $3.2 million, an 18% decrease in revenue from the six months ended June 30, 2022 when we sold 6,286 oral appliance arches for a total of approximately $3.9 million, refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales. For the six months ended June 30, 2023 and 2022, we recognized approximately $0.5 million in revenue from Myofunctional therapy services and approximately $0.4 and $0.7 million in BIS, respectively. Lastly, for the six months ended June 30, 2023 we recognized approximately $0.6 million in home sleep testing services revenue, compared to $0.2 million for the six months ended June 30, 2022 and $0.1 million in revenue from our company-owned dental centers, compared to approximately $0.4 million for the six months ended June 30, 2022.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.1 million to approximately $2.8 million for the six months ended June 30, 2023 compared to approximately $2.7 million for the six months ended June 30, 2022. This was primarily related to an increase of approximately $0.3 million associated with VIP enrollments, an increase of approximately $0.2 million due to higher costs associated with the ring lease program, and an increase of approximately $0.1 million in software costs. The increases were offset by a decrease of approximately $0.4 million in lower costs associated with appliances driven by the lower sales explained above, and a decrease of approximately $0.1 million related to and VIP training and therapy services, respectively.

For the six months ended June 30, 2023, gross profit decreased by approximately $0.7 million to $4.4 million. This decrease was attributable to a decrease in revenue of approximately $0.6 million and an increase in cost of sales of $0.1 million. Gross margin decreased to 61% for the six months ended June 30, 2023, compared to 66% for the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased approximately $3.1 million, or approximately 20%, to approximately $12.4 million for the six months ended June 30, 2023, as compared to $15.5 million for the six months ended June 30, 2022. The primary driver of this decrease was a reduction in personnel and related compensation of approximately $1.6 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.7 million related to travel expenses, a decrease of approximately $0.3 million insurance expense, and a decrease of $0.5 million for infrastructure, supplies, equipment, and professional fees.

Sales and Marketing

Sales and marketing expense decreased by $1.7 million to $1.2 million for the six months ended June 30, 2023, compared to $2.9 million for the six months ended June 30, 2022. This decrease was primarily driven by a decrease of approximately $0.7 million in website development, a $0.5 million decrease in commissions, a decrease of $0.3 million in conventions and tradeshow expenses, and a $0.2 million decrease related to a reduction in marketing campaigns, materials and product samples as well as print media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.3 million for the six months ended June 30, 2023 and 2022. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

PPP Loan Forgiveness

PPP loan forgiveness was approximately $1.3 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2023. The PPP loan was forgiven by the SBA in its entirety in 2022.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 4,666,667 pre-funded warrants with a fair value of approximately $6.7 million and 6,666,667 additional warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $9.4 million, or $8.8 million of other income net of issuance costs of $0.6 million, for the six months ended June 30, 2023. The net impact of the private placement warrants on net loss for the six months ended June 30, 2023 was approximately $2.3 million of other income.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $7.2 and $12.3 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $86.7 million as of June 30, 2023.

Net cash used in operating activities amounted to approximately $6.4 and $10.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had total liabilities of approximately $11.6 million.

As of June 30, 2023, the Company had approximately $3.9 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company previously disclosed that its goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. The Company has successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales have not grown during 2023 as anticipated due to external factors (including 2023 governmental investigations of and private lawsuits related to non-Vivos, non-FDA approved devices purporting to treat sleep apnea), and also as we product offerings and strategies are refined. As such, the Company now anticipates that it will likely be required to obtain additional financing to satisfy its cash needs, as management continues to work towards increasing revenue and achieving cash flow positive operations in the foreseeable future. Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities or indebtedness in order to sustain operations until the Company can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate some or all of its operations, all of which could have a material adverse effect on the Company and stockholders.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022

Net cash provided by (used in):
Operating activities	$(6,398)	$(10,745)
Investing activities	(534)	(624)
Financing activities	7,355	-

Net cash used in operating activities of approximately $6.4 million for the six months ended June 30, 2023 is a decrease of approximately $4.3 million compared to net cash used in operating activities of approximately $10.7 million for the six months ended June 30, 2022. This decrease is due primarily to the decrease in our net loss of approximately $5.1 million, a favorable net change in the fair value of warrant liability of approximately $8.8 million, offset by day-one non-operating warrant expense of approximately $6.5 million, a decrease of approximately $1.2 million for the PPP loan, an increase of approximately $1.2 million for the employee retention credit liability, a decrease of approximately $0.4 million in prepaid expenses and other current assets, and a decrease of approximately $0.5 million in stock-based compensation. This was offset by a decrease of approximately $0.1 million in accounts receivable related to the MID clinics and VIP enrollments under payment plans, a decrease of approximately $0.5 million in fair value of compensation based warrants issued.

For the six months ended June 30, 2023, net cash used in investing activities consisted of capital expenditures for software of $0.5 million related to the development of software for internal use, expected to be placed in service in late 2023, as well as a purchase of a patent portfolio in February 2023. This compares to net cash used in investing activities for the six months ended June 30, 2022 of $0.6 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $7.4 million for the six months ended June 30, 2023, is attributable to proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, in our private placement in January 2023 and proceeds from the exercise of pre-funded warrants in connection with the same private placement. There was no cash used for financing activities for the six months ended June 30, 2022.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff, adding additional levels of review, adding accounting technical support, and engaging a consulting team to assist with the creation and implementation of processes. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believe such statements have interfered with our business relationship and contract, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint seeks permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain. We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. On February 1, 2023, Ortho-Tain filed a motion to re-open the district court case and set a status conference. On February 22, 2023, Vivos filed a notice of non-opposition joining that request. On July 26, 2023, the District Court reopened the case. The parties are currently awaiting a new decision on Ortho-Tain’s motion to dismiss.

On July 22, 2020 Ortho-Tain, Inc. filed a Complaint at Law in the United States District Court for the Northern District of Illinois naming Vivos, along with the Company’s Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso. The Ortho-Tain complaint alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by the Company and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including the Company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and the Company’s Chief Executive Officer, R. Kirk Huntsman. On September 9, 2020, the Company moved to dismiss the claims against it. On May 14, 2021, the United States District Judge entered an order granting the Company’s motion to stay this case pending the outcome of a substantially similar, first-filed suit by the Company pending in the United States District Court for the District of Colorado. In light of the stay, the Court denied, without prejudice, the Company’s pending motion to dismiss. On September 3, 2021, on December 2, 2021, on April 4, 2022, on July 5, 2022, on September 19, 2022, and on November 22, 2022 the Court extended the stay. On March 2, 2023, the Court lifted the stay. On April 13, 2023, the Court ordered the Parties to exchange Rule 26(a) disclosures by May 1, 2023 and issue initial written discovery by May 15, 2023. Further, the Court referred the matter to the Magistrate Judge to conduct a settlement conference. On April 28, 2023, the Court clarified that Dr. Musso’s court ordered participation in settlement and discovery did not waive his objections to personal jurisdiction and venue, and that Defendants did not need to file a response to the Complaint at this time. On June 2, 2023, the case was reassigned to the Hon. LaShonda A. Hunt. On July 11, 2023, the Magistrate Judge scheduled a settlement conference for September 1, 2023. On August 1, 2023, Judge Hunt set a deadline to refile motions to dismiss as August 15, 2023, stayed discovery pending resolution of the motions, and authorized the parties to cancel the settlement conference.

On May 23, 2022, Dr. G. Dave Singh (“Dr. Singh”), the founder and former director and Chief Medical Officer of our company, through his legal counsel, sent a demand letter (the “Demand Letter”) to us. The Demand Letter asserted certain allegations, including an assertion that contested our decision to terminate Dr. Singh’s employment for cause in March 2022. As previously disclosed, on March 1, 2022, with the unanimous approval of our Board of Directors, we provided notice of termination of Dr. Singh’s employment with our company “for cause” pursuant to the terms Dr. Singh’s amended and restated employment agreement with us (the “Employment Agreement”). In the Demand Letter, Dr. Singh also asserted certain potential claims against us and/or R. Kirk Huntsman, our Chairman and Chief Executive Officer, including for breach of contract, breach of fiduciary duty, defamation and other civil claims and remedies which could include severance payments to Dr. Singh and other money relief if Dr. Singh’s claims are upheld in arbitration. We believe that Dr. Singh’s assertions completely lack merit in fact or law and further believes that Dr. Singh will be unable to establish actionable damages. Further, we believe that several provisions of Dr. Singh’s Employment Agreement limit or restrict claims Dr. Singh is alleging, including a mandatory arbitration clause and exclusive remedy provisions. However, no assurances can be given that our positions regarding the Demand Letter or the Employment Agreement will be upheld by an arbitrator. The parties engaged in voluntary mediation, with no resolution reached.

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Gurdev Dave Singh. The Company’s Demand for Arbitration alleges that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company, and requests that the Arbitrator declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. On December 7, 2022, Dr. Singh filed a Cross-Complaint in the Arbitration alleging claims against the Company for breach of contract, employment discrimination, and violation of the Colorado Wage Act. The Arbitrator has been selected and pursuant to a scheduling conference held on February 15, 2023. The case has been tentatively set for a four-day Arbitration commencing on January 16, 2024.

On January 23, 2023, we filed a complaint against Dr. Singh and Dr. Rod Willey in the United States District Court for the District of Colorado alleging that Dr. Singh violated his employment agreement with Vivos when he and Dr. Willey formed a competing venture, named Koala Plus. Additionally, we contend that both defendants violated state and federal trade secret laws when they formed this competing business and attempted to unlawfully use our trade secrets to divert business away from Vivos. We believe the defendants’ actions have caused us to suffer unspecified monetary damages. We reached a settlement with Dr. Willey, and he has been dismissed from the matter. The remaining parties conferred and subsequently agreed to move their pending claims from the federal case into the already existing arbitration referenced above. On July 21, 2023, the parties filed a stipulated dismissal without prejudice, which the Court granted the following day. As such, on August 2, 2023, the parties submitted a request to the arbitrator to extend the deadline to amend pleadings. The arbitrator granted this request, requiring the Company to submit an amended demand for arbitration on or before August 18, 2023, and Dr. Singh to file his answer and amended counterclaims on or before September 1, 2023.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2023, we closed a private placement (the “Private Placement”) pursuant to which the Company agreed sell up to an aggregate of $8.0 million of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (or a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). No actual units will be issued in the Private Placement.

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

Vivos Therapeutics, Inc.

Date: August 16, 2023	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 16, 2023	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

