Form 10-Q
period 2023-09-30
Vivos Therapeutics, Inc.
filed 2023-11-14
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant had 1,197,258 shares of its common stock, $0.0001 par value per share, outstanding as of November 13, 2023.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “hope,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or the negative of these terms or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method as a treatment for dentofacial abnormalities and/or mild to moderate obstructive sleep apnea (“OSA”) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing, distribution and other strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division, SleepImage® home sleep apnea test and our distribution agreement with Lincare);

●	our ability to identify, acquire and integrate complimentary businesses, assets and/or technologies into our product offerings and overall business model (including products arising from our March 2023 acquisition of intellectual property from Advanced Facialdontics, LLC);

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans;

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic, rising inflation and volatile capital markets) which could impair our operations and financial performance; and

●	our strategies (including raising new funding) to maintain the listing of our common stock on the Nasdaq Stock Market;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2023	December 31, 2022

Current assets
Cash and cash equivalents	$988	$3,519
Accounts receivable, net of allowance of $268 and $712, respectively	228	457
Prepaid expenses and other current assets	769	1,448

Total current assets	1,985	5,424

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,283	3,082
Operating lease right-of-use asset	1,466	1,695
Intangible assets, net	433	302
Deposits and other	307	374

Total assets	$10,317	$13,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,528	$1,411
Accrued expenses	1,922	1,912
Warrant liability	600	-
Current portion of contract liabilities	2,373	2,926
Current portion of operating lease liability	460	419
Other current liabilities	284	145

Total current liabilities	7,167	6,813

Long-term liabilities
Contract liabilities, net of current portion	240	112
Employee retention credit liability	1,220	-
Operating lease liability, net of current portion	1,644	1,994

Total liabilities	10,271	8,919

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 1,197,258 shares as of September 30, 2023 and 920,592 shares as December 31, 2022	3	2
Additional paid-in capital	88,835	84,267
Accumulated deficit	(88,792)	(79,468)
Total stockholders’ equity	46	4,801
Total liabilities and stockholders’ equity	$10,317	$13,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product revenue	$1,466	$2,014	$4,783	$6,357
Service revenue	1,835	2,232	5,770	5,717
Total revenue	3,301	4,246	10,553	12,074

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,403	1,750	4,220	4,439

Gross profit	1,898	2,496	6,333	7,635

Operating expenses
General and administrative	4,596	6,622	17,012	22,118
Sales and marketing	641	1,106	1,861	3,985
Depreciation and amortization	150	175	472	500

Total operating expenses	5,387	7,903	19,345	26,603

Operating loss	(3,489)	(5,407)	(13,012)	(18,968)

Non-operating income (expense)
Other expense	(53)	(36)	(198)	(152)
PPP loan forgiveness	-	-	-	1,265
Excess warrant fair value	-	-	(6,453)	-
Change in fair value of warrant liability, net of issuance costs of $645	1,600	-	10,362	-
Loss on inventory write-down	(151)	-	(151)
Other income	-	9	128	99

Net loss	$(2,093)	$(5,434)	$(9,324)	$(17,756)

Net loss per share (basic and diluted)	$(1.75)	$(6.40)	$(8.09)	$(20.90)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	1,197,258	849,446	1,152,607	849,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Nine Months Ended September 30, 2023 and 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	920,592	$2	$81,160	$(55,623)	$25,539
Fair value of warrants issued:
To consultants for services	-	-	222	-	222
Stock-based compensation expense	-	-	609	-	609
Net loss	-	-	-	(5,331)	(5,331)

Balances, March 31, 2022	920,592	$2	$81,991	$(60,954)	$21,039

Fair value of warrants issued:
To consultants for services	-	-	131	-	131
Stock-based compensation expense	-	-	661	-	661
Net loss	-	-	-	(6,992)	(6,992)

Balances, June 30, 2022	920,592	$2	$82,783	$(67,946)	$14,839
Fair value of warrants issued:
To consultants for services	-	-	100	-	100
In business combination	-	-	-	-	-
For purchase of assets	-	-	-	-	-
Stock-based compensation expense	-	-	350	-	350
Net loss	-	-	-	(5,434)	(5,434)

Balances, September 30, 2022	920,592	$2	$83,233	$(73,380)	$9,855

Balances, December 31, 2022	920,592	$2	$84,267	$(79,468)	$4,801
Issuance of Common Stock:
In private placement, net of issuance costs	80,000	-	-	-	-
For purchase of assets	10,000	-	116	-	116
Upon exercise of warrants	186,666	1	2,847	-	2,848
Fair value of warrants issued:
To consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	1,197,258	$3	$88,161	$(81,171)	$6,993
Fair value of warrants issued:
To consultants for services		-	182	-	182
Stock-based compensation expense		-	459	-	459
Net loss		-	-	(5,528)	(5,528)

Balances, June 30, 2023	1,197,258	$3	$88,802	$(86,699)	$2,106
Fair value of warrants issued:
To consultants for services	-	-	(156)	-	(156)
Stock-based compensation expense	-	-	189	-	189
Net loss	-	-	-	(2,093)	(2,093)

Balances, September 30, 2023	1,197,258	$3	$88,835	$(88,792)	$46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,324)	$(17,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	954	1,621
Depreciation and amortization	472	500
Loss on disposal of assets	-	36
Fair value of warrants issued for services	651	452
Change in fair value of warrant liability, net of issuance costs of $645	(10,362)	-
Excess warrant fair value	6,453	-
Forgiveness of indebtedness income	-	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	229	337
Operating lease liabilities, net	(81)	7
Tenant improvement allowance	-	516
Prepaid expenses and other current assets	679	(541)
Deposits	81	(17)
Accounts payable	118	(276)
Accrued expenses	42	(644)
Employee retention credit liability	1,220	-
Other liabilities	94	261
Contract liability	(424)	182

Net cash used in operating activities	(9,198)	(16,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(638)	(724)
Payment for asset purchase	(50)	-

Net cash used in investing activities	(688)	(724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the private placement of common stock and pre-funded warrants	8,000	-
Payments for issuance costs	(645)	-

Net cash provided by financing activities	7,355	-

Net increase (decrease) in cash and cash equivalents	(2,531)	(17,311)
Cash and cash equivalents at beginning of year	3,519	24,030

Cash and cash equivalents at end of year	$988	$6,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$116	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months ended September 30, 2023

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

Reverse Stock Split

On October 25, 2023, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s Board of Directors under authority granted by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on September 22, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 25, 2023 (the “Certificate of Amendment”). Unless the context otherwise requires, all references in the accompanying financial statements, these footnotes to the financial statements and this report general to shares of the Company’s common stock, including prices per share of the common stock, reflect the Reverse Stock Split. Fractional shares were not issued, and the final number of shares were rounded up to the next whole share. See Note 15 for additional information.

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

The Company also offers its VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs, and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

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

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three or nine months ended September 30, 2023 and accordingly, no impairment was required.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2022, and for the three or nine months ended September 30, 2023 and accordingly, no impairment was required.

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

Healthcare plan expenses were not included in the analysis, although they are eligible if an employee has paid health insurance through their paycheck. Section 2301(c)(5)(B) of the CARES Act provides that “wages” include amounts paid by an eligible employer to provide and maintain a group health plan (as defined in section 5000(b)(1) of the Code), but only to the extent that the amounts are excluded from the gross income of employees by reason of section 106(a) of the Code. The Company pays the first $500 of healthcare insurance for each employee, which generally covers the monthly cost of their insurance. Because of this, the Company conservatively did not include any of the cost of insurance in its analysis. Additionally, PPP loan amounts were deducted from the amount of total wages paid before calculating the qualified ERTC wages. The Company applied for the ERTC using Vivos Therapeutics Inc.’s payroll, which covers 95% of its employees.

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

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, for the period ending September 30, 2023, approximately $1.2 million was recorded under long-term liabilities.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 million for the three months ended September 30, 2023 and 2022, and approximately $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. These are recorded on the statement of operations under general and administrative expense.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended September 30, 2023:

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $9.3 and $17.8 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $88.8 million as of September 30, 2023.

Net cash used in operating activities amounted to approximately $9.2 and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had total liabilities of approximately $10.3 million.

As of September 30, 2023, the Company had approximately $1.0 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. See Note 15 for additional information regarding the Company’s financing activity following the quarter ended September 30, 2023.

The Company previously disclosed that its goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. The Company has successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales have not grown during 2023 as anticipated as our product offerings and strategies are refined. As such, the Company now anticipates that it will be required to obtain additional financing to satisfy its cash needs, as management continues to work towards increasing revenue and achieving cash flow positive operations in the foreseeable future. See Note 15 for additional information regarding the Company’s financing activity following the quarter ended September 30, 2023

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until the Company can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate some or all of its operations, all of which could have a material adverse effect on the Company and stockholders.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months and nine months ended September 30, 2023 and 2022, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

Product revenue:
Appliance sales to VIPs	$1,423	(1)	$1,909	(1)	$4,641	(1)	$5,846	(1)
Center revenue	43		105		142		511
Total product revenue	1,466		2,014		4,783		6,357

Service revenue
VIP	980		1,553		3,184		3,603	(2)
Billing intelligence services	218	(3)	265	(3)	651	(3)	937	(3)
Sleep testing services	308		132		882		342
Myofunctional therapy services	228		190		666		667
Sponsorship/seminar/other	101		92		387		168
Total service revenue	1,835		2,232		5,770		5,717

Total revenue	$3,301		$4,246		$10,553		$12,074

(1)	Appliance revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	VIP revenue disclosed above for the nine months ended September 30, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

(3)	BIS revenue from subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for nine months ended September 30, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	September 30,
	2023	2022

Beginning balance, January 1	$3,038	$2,399

New contracts, net of cancellations	1,255	1,183
Revenue recognized	(1,396)	(1,421)

Ending balance, March 31	$2,897	$2,161

New contracts, net of cancellations	794	1,556
Revenue recognized	(1,068)	(1,320)

Ending balance, June 30	$2,623	$2,397

New contracts, net of cancellations	1,046	1,950
Revenue recognized	(1,056)	(1,766)

Ending balance, September 30	$2,613	$2,581

Current portion of deferred revenue is approximately $2.4 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.3 and $0.9 million for the three months ended September 30, 2023 and 2022, and $0.4 and $1.1 million for the nine months ended September 30, 2023 and 2022.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.2 million at September 30, 2023 and $0.5 million at December 31, 2022. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the condensed consolidated statement of operations. An allowance of $0.3 and $0.7 million existed as of September 30, 2023 and 2022.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months ended September 30, 2023 and 2022, and approximately $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying condensed consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and December 31, 2022, property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Furniture and equipment	$1,321	$1,265
Leasehold improvements	2,479	2,479
Construction in progress	1,268	948
Molds	405	143
Gross property and equipment	5,473	4,835
Less accumulated depreciation	(2,190)	(1,753)

Net Property and equipment	$3,283	$3,082

 Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of September 30, 2023 and December 31, 2022 consist of the following acquisitions (in thousands):

Acquisitions	September 30, 2023	December 31, 2022

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of September 30, 2023 and December 31, 2022, identifiable intangible assets were as follows (in thousands):

	September 30, 2023	December 31, 2022

Patents and developed technology	$2,302	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,493
Less accumulated amortization	(2,226)	(2,191)

Net intangible assets	$433	$302

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months and nine months ended September 30, 2023 and 2022. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Nine Months Ending September 30,

2023 (remaining three months)	12
2024	50
2025	50
2026	35
2027	29
Thereafter	257

Total	$433

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of September 30, 2023 and December 31, 2022, accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Accrued payroll	$1,203	$1,358
Accrued legal and other	680	473
Lab rebate liabilities	39	81

Total accrued liabilities	$1,922	$1,912

NOTE 7 - PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of September 30, 2023, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

On January 9, 2023, the Company closed a private placement (the “January 2023 Private Placement”) pursuant to which the Company agreed to issue and sell 80,000 shares of Common Stock, Pre-Funded Warrants to purchase up to an aggregate of 186,667 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 266,667 shares of Common Stock for net proceeds of approximately $7.4 million. Issuance costs associated with the January 2023 Private Placement were approximately $0.6 million.

On February 28, 2023, the Company acquired certain U.S. and international patents, patent applications, trademarks, product rights, and other miscellaneous intellectual property from AFD. Pursuant to the asset acquisition the Company agreed to issue 10,000 shares of Common Stock in addition to cash consideration of $50,000. As a result of this transaction the Company recorded intangible assets of approximately $0.2 million. As part of the Asset Purchase Agreement, the Company agreed to a future earnout payment consideration based on a sliding-scale percentage on the volume of future sales, as well as a cash payment of $0.2 million upon the achievement of specified milestones. Per the Company’s accounting policy, the contingent consideration obligation will be recorded as the contingency is resolved and the consideration is paid or becomes payable.

In addition, the Company entered into an employment agreement with Dr. Scott Simonetti, DDS, the founder and Chief Executive Officer of AFD, as part-time Senior Director of Research and Development for an annual salary of approximately $0.1 million and a five-year warrant to purchase up to 16,000 shares of Common Stock with an exercise price of $15.25 per share; provided, however, that the shares of Common Stock underlying such warrant are subject to vesting only upon the achievement of specified milestones related to new FDA authorizations for the intangible assets acquired.

As disclosed above, on October 25, 2023 (the “Effective Date”), the Company effected a Reverse Stock Split of its outstanding shares of common stock at a ratio of 1-for-25. As of the Effective Date, every twenty-five shares of the Company’s issued and outstanding Common Stock was combined into one share of Common Stock. As a result, the Company’s issued and outstanding Common Stock on the Effective Date was proportionally reduced from approximately 29,928,786 shares to approximately 1,197,258 shares. The ownership percentage of each of the Company’s stockholders remained unchanged, other than as a result of fractional shares. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split, and stockholders that would hold a fractional share of Common Stock as a result of the Reverse Stock Split had such fractional shares of Common Stock rounded up to the nearest whole share of Common Stock.

The number of shares of Common Stock available for issuance under the Company’s equity incentive plans and the Common Stock issuable pursuant to outstanding equity awards and common stock purchase warrants immediately prior to the Reverse Stock Split were proportionately adjusted by the ratio of the Reverse Stock Split. The exercise prices of such outstanding options and warrants were also adjusted in accordance with their respective terms. The number of authorized shares of common stock was not affected by the Reverse Stock Split. See Note 15 for additional information.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

In 2017, the Company’s shareholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders have approved a total reserve of 53,333 million shares of Common Stock for issuance under the 2017 Plan.

In April 2019, the Company’s shareholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders originally approved a total reserve of 13,333 shares of Common Stock for issuance under the 2019 Plan. At each of the Company’s annual meeting of stockholders held in 2020 and 2021, the Company’s stockholders approved amendments to the 2019 Plan to increase the number of shares of Common Stock available for issuance thereunder by an aggregate of 81,334 shares of Common Stock such that, after such amendments, and prior to any grants, 94,667 shares of Common Stock were available for issuance.

On September 22, 2023, stockholders approved an amendment to the Company’s 2019 Plan to increase the number of shares of Company common stock authorized to be issued pursuant to the 2019 Plan by 80,000 shares from an aggregate of 94,667 shares to an aggregate of 174,667 shares.

During the three months ended September 30, 2023 and 2022, the Company issued stock options to purchase 3,300 and 600 shares of Common Stock at a weighted average exercise price of $8.50 and $36.25 per share respectively, and for the nine months ended September 30, 2023 and 2022, the Company issued stock options to purchase 16,000 and 22,800 shares of Common Stock at a weighted average exercise price of $10.00 and $57.50 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $8.50 and $187.50 per share. Options for the purchase of 4,000 and 20,933 shares of common stock expired as of September 30, 2023 and 2022, respectively. The following table summarizes all stock options as of September 30, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2022	145		$72.25	3.3
Granted	16		-
Forfeited	(24)		-
Exercised	-		-

Outstanding, at September 30	137	(3)	69.75	3.7

Exercisable, at September 30	88	(4)	85.75	3.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of September 30, 2023, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of September 30, 2023, the aggregate intrinsic value of exercisable stock options was $0.

For the nine months ended September 30, 2023, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

September 30, 2023

Grant date closing price of Common Stock	$10.00
Expected term (years)	3.5
Risk-free interest rate	3.9%
Volatility	102%
Dividend yield	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the nine months ended September 30, 2023 was $10.

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $0.4 million, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized approximately $1.0 million and $1.6 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of September 30, 2023 was approximately $2.0 million, which will be recognized over the weighted average remaining term of 3.7 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the nine months ended September 30, 2023 (shares in thousands):

	2023
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2022	145		$136.8	2.5
Grants of warrants:
Consultants for services	86	(3)
Private placement	453	(4)
Exercised	(187	)(5)
Forfeited	(2)
Outstanding, September 30	496	(6)	59.5	5.7

Exercisable, September 30	429	(7)	62.2	3.9

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February 2023, the Company granted warrants to consultants in exchange for business development, product development and distribution. Warrants issued in February 2023 provide for the purchase of an aggregate of 84,000 shares of common stock at an exercise price of $22.75 and $15.25 per share with a fair value of approximately $1.3 million which will be recognized upon the achievement of performance metrics and milestones. In June 2023, the Company granted warrants to consultants in exchange for services. Warrants issued in June 2023 provide for the purchase of an aggregate of 1,500 shares of common stock at an exercise price of $10.25 per share at a fair value of approximately $0.1 million which will be recognized upon the achievement of performance metrics and milestones. In August 2023, the Company granted warrants to consultants in exchange for services. Warrants issued in August 2023 provide for the purchase of an aggregate of 900 shares of common stock at an exercise price of $8.50 per share at a fair value of approximately less than $0.1 million which will be recognized per the vesting schedule. For the nine months ended September 30, 2023, the Company recognized expense of $0.7 million.

(4)	In January 2023, the Company granted warrants in connection with a private placement consisting of pre-funded warrants to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and warrants to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share with a fair value of approximately $14.5 million which was recognized as warrant liability at the time of issuance.

(5)	In March 2023, the Company issued an aggregate of 186,667 shares of common stock from the exercise of warrants previously issued in January 2023.

(6)	As of September 30, 2023, the aggregate intrinsic value of warrants outstanding was $0.

(7)	As of September 30, 2023, the aggregate intrinsic value of warrants exercisable was $0.

For the nine months ended September 30, 2023, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2023

Measurement date closing price of Common Stock (1)	$18.25
Contractual term (years) (2)	5.0
Risk-free interest rate	4.2%
Volatility	102%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2023 and 2022, options for the purchase of 3,300 and 600, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants. For the nine months ended September 30, 2023 and 2022, options for the purchase of 16,000 and 22,800, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months and nine months ended September 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at September 30, 2023 and December 31, 2022 to record the deferred tax asset that is not likely to be realized.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 has progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during the third quarter of 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. In addition, new variants of COVID-19 continue to arise, and such variants may in the future cause an adverse effect on the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Inflation War in Ukraine and Attack on Israel

The Company believes that as the U.S. experiences a period of inflation, which has increased (and may continue to increase), the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers may also increase. The worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and Hamas attacks on Israel in October of 2023 have emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. To date, the Company has been able to manage inflation risk without a material adverse impact on its business or results of operations, and inflation has begun to abate somewhat during 2023. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, like in the recession of 2008, then the impact on the Company’s revenue, earnings potential and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

As of September 30, 2023 and 2022, the components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	2023	2022	2023	2022

Operating lease cost	$128	$148	$371	$410
Total net lease cost	$128	$148	$371	$410

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs, for the three months ended September 30, 2023 and 2022 aggregated approximately $0.1 million, and for the nine months ended September 30, 2023 and 2022 aggregated approximately $0.4 million, respectively. This is included under general and administrative expense.

As of September 30, 2023, the remaining lease terms and discount rate used are as follows (in thousands):

2023

Weighted-average remaining lease term (years)	3.9
Weighted-average discount rate	8.2%

Supplemental cash flow information related to leases as of September 30, 2023 is as follows (in thousands):

2023
Cash flow classification of lease payments:
Operating cash flows from operating leases	451

As of September 30, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of September 30,

2023 (remaining three months)	$152
2024	621
2025	594
2026	507
2027	493
Thereafter	140

Total lease payments	2,507
Less: Imputed interest	(403)
Total	$2,104

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of September 30, 2023 and 2022, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Calculation of Numerator:
Net loss	$(2,093)	(5,434)	$(9,324)	(17,756)

Loss applicable to common stockholders	$(2,093)	$(5,434)	$(9,324)	$(17,756)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	1,197,258	849,446	1,152,607	849,446

Net loss per share of Common Stock (basic and diluted)	$(1.75)	$(6.40)	$(8.09)	$(20.90)

As of September 30, 2023 and December 31, 2022, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	September 30	December 31,
	2023	2022

Common stock warrants	496	145
Common stock options	137	145
Total	633	289

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

Level 1-Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2-Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3-Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of September 30, 2023 and 2022, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on the Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of March 31, 2023, June 30, 2023, and September 30, 2023. The changes in the fair value between issuance, the March 31, 2023 measurement date, the June 30, 2023 measurement date, and the September 30, 2023 measurement date are recorded as a component of other income (expense), in the consolidated statement of operations.

Recurring Fair Value Measurements

For the three months and nine months ended September 30, 2023 and 2022, the Company did not have any assets and liabilities classified as Level 1 or Level 3. The Company has concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and has classified the liability as Level 3.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

	Fair Value Measurement as of September 30, 2023
	(In thousands)
	Level 1	Level 2	Level 3	Balance
Warrant Liability	$-	$-	$600	$600
Total	$-	$-	$600	$600

The following table represent a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2023:

Warrant Liability
(In thousands)

Beginning balance, January 1	$-
Issuance of warrants	14,453
Exercise of warrants	(2,847)
Change in fair value upon re-measurement	(10,273)
Ending balance, March 31	$1,333
Change in fair value upon re-measurement	867
Ending balance, June 30	$2,200
Change in fair value upon re-measurement	(1,600)
Ending balance, September 30	$600

The Company has re-measured the liability to estimate fair value at September 30, 2023, using the Black-Scholes option pricing model with the following assumptions:

	January 9, 2023	March 31, 2023	June 30, 2023	September 30, 2023

Measurement date closing price of Common Stock (1)	$36.00	$8.50	$12.75	$4.75
Contractual term (years) (2)	5.5	5.3	5.0	4.8
Risk-free interest rate	3.6%	3.5%	4.1%	4.5%
Volatility	100%	100%	100%	100%
Dividend yield	0%	0%	0%	0%

(1)	Based on the trading value of common stock of Vivos Therapeutics, Inc. as of January 9, 2023 and each presented period ending date.

(2)	The valuation of warrants is based on the expected term.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months and nine months ended September 30, 2023 and 2022, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of September 30, 2023, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $1.0 million.

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

NOTE 15 – SUBSEQUENT EVENTS

Reverse Stock Split

On October 25, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of Delaware to effectuate a Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of 1-for-25. A copy of the Certificate of Amendment is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

The Reverse Stock Split became effective at 4:01 p.m., Eastern Standard Time, on the Effective Date(i.e., October 25, 2023). The Common Stock began trading on a post-Reverse Stock Split basis on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VVOS” on October 27, 2023. The new CUSIP number for the Common Stock following the Reverse Stock Split is 92859E207. The Reverse Stock Split was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders which was held on September 22, 2023.

As of the Effective Date, every twenty-five (25) shares of the Company’s issued and outstanding Common Stock has been combined into one share of Common Stock. As a result, the Company’s issued and outstanding Common Stock as of the Effective Date was proportionally reduced from approximately 29,928,786 shares to approximately 1,197,258 shares. The ownership percentage of each of the Company’s stockholders will remain unchanged, other than as a result of fractional shares. No fractional shares of Common Stock will be issued in connection with the Reverse Stock Split, and stockholders that would hold a fractional share of Common Stock as a result of the Reverse Stock Split will have such fractional shares of Common Stock rounded up to the nearest whole share of Common Stock.

The number of shares of Common Stock available for issuance under the Company’s equity incentive plans and the Common Stock issuable pursuant to outstanding equity awards and common stock purchase warrants immediately prior to the Reverse Stock Split were proportionately adjusted by the ratio of the Reverse Stock Split. The exercise prices of such outstanding options and warrants were also adjusted in accordance with their respective terms. The number of authorized shares of common stock was not affected by the Reverse Stock Split.

Among other considerations, the Company has effected the Reverse Stock Split to satisfy the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules.

Lincare Distribution Agreement

On October 18, 2023, the Company amended its agreement with a leading durable medical equipment (“DME”) company, Lincare, Inc. (“Lincare”), to appoint Lincare as its exclusive DME distributor in the U.S. to distribute certain designated Vivos devices for a period of 6-months.

Private Placement

On October 30, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed sell an aggregate of $4,000,003 of securities of the Company in a private placement (the “November 2023 Private Placement”), consisting of shares of Common Stock (each a “Share”) (or, in lieu of a Share, a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”), (ii) a Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common stock (the “Series A Warrant”) and (iii) a Series B Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock (the “Series B Warrant” and collectively with the Series A Warrant, the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). The November 2023 Private Placement closed on November 2, 2023 (the “Closing Date”).

After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $3.5 million. The Company intends to use these net proceeds for general working capital and general corporate purposes.

Pursuant to the Purchase Agreement, the Company issued and sold in the November 2023 Private Placement 980,393 Shares (or Pre-Funded Warrants in lieu thereof) at a purchase price of $4.08 per share. In addition, the Company issued to the Purchaser a five (5) year Series A Warrant to purchase up to an aggregate of 980,393 shares of Common Stock and an eighteen (18) month Series B Warrant to purchase up to an aggregate of 980,393 shares of Common Stock. The Common Stock Purchase Warrants have an exercise price of $3.83 per share, exercisable immediately following the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, exercisable immediately following the date of issuance. The Warrants also contain customary stock-based anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Purchase Agreement includes standard representations, warranties and covenants of the Company and Purchaser, including certain restrictions on future issuances of Company capital stock.

Additionally, as part of the November 2023 Private Placement, the Company agreed to amend an existing outstanding common stock purchase warrant held by the Purchaser and issued in January 2023 to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $30.00 per share with an expiration date of July 5, 2028 (the “January 2023 Warrant”). Such amendment (the “January 2023 Warrant Amendment”), which became effective upon the closing of the Private Placement, reduced the exercise price of the January 2023 Warrant to $3.83 per share and extended the expiration date of the January 2023 Warrant to November 2, 2028. The January 2023 Warrant Amendment also restates in its entirety the definition of “Black Scholes Value” contained in the January 2023 Warrant. The definition of “Black Scholes Value” in the Series A Warrant and the Series B Warrant matches the definition in the January 2023 Warrant as amended, also with the intention that such warrants should not contain any embedded derivative liability and should be accounted for as an equity instrument.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Approximately 40,000 patients have been treated to date worldwide with our entire current suite of products by more than 1,850 trained dentists.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 has progressed. It appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during the third quarter of 2023 continued to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. In addition, new variants of COVID-19 continue to arise, and such variants may in the future cause an adverse effect on the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

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

Product Sales Revenue. Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 35% of our VIPs initiated a new case during the first nine months of 2023. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including the POD®, a custom single arch device with an FDA 510(k) clearance for treating TMD and/or Bruxism (teeth grinding or clenching). During the remainder of 2023 and beyond, we will look to increase sales of these acquired products, but we may be unable to do so to our advantage. As described further below, during 2023 we entered into a distribution agreement with Lincare, a leading durable medical equipment (“DME”), to distribute certain of our products, including those we acquired from AFD.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of September 30, 2023, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists a simple yet profitable way to screen their patients for mild to moderate OSA using the SleepImage® home sleep test. Patients with mild to moderate OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during the third quarter of 2023.

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

Distribution Agreements. During 2023, we entered into distribution collaborations with third parties to expand access of our products to potential patients. We hope that these strategic initiatives will lead to revenue growth opportunities for us in 2024 and beyond, and our ability to capitalize on these initiatives is expected to be a material aspect of our sales and marketing program going forward.

For example, on June 1, 2023, we entered into a non-exclusive distribution agreement with Lincare, a leading supplier in the United States of respiratory products, such as continuous positive airway pressure (CPAP) equipment. Lincare currently provides respiratory products to approximately 1.8 million patients nationwide. Pursuant to this agreement, Lincare began to distribute certain of our products in the United States, including the Vida™, VidaSleep™, and Versa®. The distribution agreement was subject to a 90-day pilot program in Colorado and Florida. Within weeks of starting the pilot program, Lincare reported an initial 36% positive patient response to our products subject to the agreement.

On October 24, 2023, we announced the successful conclusion of this pilot program and an amendment to our Lincare agreement to appoint Lincare as our exclusive DME distributor in the U.S. for a period of 6-months to distribute the products described above. Plans are already underway to extend the scope of the distribution territory beyond the initial two markets into Texas, Virginia, North Carolina, New Jersey and at least one other major market. Others are expected to follow soon thereafter. We are hopeful that this new form of arrangement with Lincare and possibly other DME companies will help us increase our product revenues during the last quarter of 2023, and in 2024 and beyond.

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. Subject to regulatory approvals, we could see revenue from this collaboration in 2024.

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

Our core product is The Vivos Method, not any one single device. We believe this is a key distinguishing factor for our approach. The Vivos Method involves far more than just our oral appliances. It begins with proper and thorough diagnosis and ends with a customized multidisciplinary treatment plan that likely incorporates one or more of several treatment modalities, including oral myofunctional therapy, SOT chiropractic, physical therapy, laser therapy, nutritional counseling, CPAP, mandibular advancement, CARE device therapy, and more. The Vivos Method is thus a fully integrated end-to-end diagnostic, training, and treatment platform that can adapt to the needs of virtually any and every breathing disordered sleep patient.

Unfortunately, and despite our best efforts to distance ourselves and our products from the AGGA device, the entire matter generated a certain amount of confusion and fear amongst both existing VIP dentists and other non-affiliated dentist prospects. Thus, new provider enrollments and sales of Vivos appliances in the third quarter decreased as word spread. By the latter part of June, we began to see a partial rebound in both new enrollments and appliance sales. Nevertheless, certain Vivos-trained providers remain very cautious and are being far more selective in their cases, which has continued to impact appliance sales through the end of the third quarter.

We believe that this is a short-term phenomenon and should not be a long-term hindrance to new case starts or new VIP enrollments, but the full impact of this phenomenon is hard to predict.

Inflation. The U.S has been experiencing a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for our products is not fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

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

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and the attacks by Hamas on Israel in October of 2023 and Israel responses have disrupted commercial and capital markets and emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

Potential Nasdaq Delisting. As previously reported, we are currently subject to two Nasdaq Stock Market (“Nasdaq”) listing deficiencies, one related to Nasdaq’s $1.000 minimum bid price requirement (the “Minimum Bid Requirement”) and a second related to Nasdaq’s $2,500,000 minimum stockholders’ equity requirement (the “Minimum Stockholders’ Equity Requirement”).

On September 21, 2023, we received a written notice from the Nasdaq staff confirming that since, as of that date, we failed to meet the Minimum Bid Requirement, and because as of the period ended June 30, 2023 we also failed the Minimum Stockholders’ Equity Requirement,  Nasdaq would commence delisting proceedings against us.  As permitted under Nasdaq rules, we appealed the Nasdaq staff’s determination and requested a hearing (the “Hearing”) before a Nasdaq Hearing Panel (the “Hearing Panel”).  The Hearing request stayed any delisting or suspension action by the Nasdaq staff pending the issuance of the Hearing’s Panel decision.  The Hearing took place on November 9, 2023.

Prior to the date of the Hearing, we effectuated a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 25, 2023, and our common stock began trading on a post-Reverse Stock Split basis on the Nasdaq on October 27, 2023.  To satisfy the Minimum Bid Requirement, our common stock was required to trade at above $1.00 per share for at least 10 trading days, and this was achieved on November 9, 2023.  We therefore believe that the Hearing Panel should find that we have regained compliance with the Minimum Bid Requirement.

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the Minimum Stockholders’ Equity Requirement, which plan includes raising additional equity capital.  The Hearing Panel has 30 days to render its decision.  We believe that we will be able to regain and maintain compliance with both the Minimum Bid Requirement and the Minimum Stockholders’ Equity Requirement, which would allow our common stock to continue to trade on Nasdaq. However, there can be no assurance that the Hearing Panel will agree with our plan, that will be provided adequate time to achieve compliance or, even if provided adequate time, that we will in fact be able to regain and maintain compliance with both requirements, in which case our common stock would be subject to delisting from Nasdaq.

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

The restatement of the previously filed financial statements was due to our management (with the concurrence of the Audit Committee of our Board of Directors) determining that our existing revenue recognition policy was not consistent with the guidance in ASC 606. After analyzing our contracts using the five-step process in ASC 606, we have determined that for VIP enrollment contracts, it is necessary for us to separately identify the performance obligations and recognize the revenue as the performance obligations are satisfied over the customer life as applicable. We identified a material weakness related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately for the revenue recognition issue described above and for those items which we had previously identified in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Comparison of the three months and nine months ended September 30, 2023 and 2022

Our condensed consolidated statements of operations for the three months and nine months ended September 30, 2023 and 2022 are presented below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Revenue
Product revenue	$1,466	$2,014	$(548)	$4,783	$6,357	$(1,574)
Service revenue	1,835	2,232	(397)	5,770	5,717	53
Total revenue	3,301	4,246	(945)	10,553	12,074	(1,521)

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,403	1,750	(347)	4,220	4,439	(219)
Gross profit	1,898	2,496	(598)	6,333	7,635	(1,302)
Gross profit %	57%	59%		60%	63%

Operating expenses
General and administrative	4,596	6,622	(2,026)	17,012	22,118	(5,106)
Sales and marketing	641	1,106	(465)	1,861	3,985	(2,124)
Depreciation and amortization	150	175	(25)	472	500	(28)

Operating loss	(3,489)	(5,407)	1,918	(13,012)	(18,968)	5,956

Non-operating income (expense)
Other expense	(53)	(36)	(17)	(198)	(152)	(46)
PPP loan forgiveness	-	-	-	-	1,287	(1,287)
Excess warrant fair value	-	-	-	(6,453)	-
Change in fair value of warrant liability, net of issuance costs of $645	1,600	-	1,600	10,362	-	10,362
Loss on inventory write-down	(151)	-	(151)	(151)	-	(151)
Other income	-	9	(9)	128	99	29

Net loss	$(2,093)	$(5,434)	$3,341	$(9,324)	$(17,756)	$8,432

Comparison of the three months ended September 30, 2023 and 2022

Revenue

Revenue decreased approximately $0.9 million, or 22%, to approximately $3.3 million for the three months ended September 30, 2023 compared to $4.2 million for the three months ended September 30, 2022. Revenue during the third quarter of the year was impacted by a decrease of approximately $0.5 million in product revenue, coupled by a decrease of approximately $0.4 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $0.6 million in VIP revenue, followed by a decrease of approximately $0.5 million in appliance sales to VIPs, a decrease of less than $0.1 million from our two company-owned dental centers, and a decrease of less than $0.1 million from BIS services. This was offset by an increase of approximately $0.2 million from sleep testing services and $0.1 million in Myofunctional therapy services. Sponsorship, conference and training related revenue remained relatively unchanged for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022.

During the three months ended September 30, 2023, we enrolled 29 VIPs and recognized VIP revenue of approximately $1.0 million, a decrease of 37% in enrollment revenue, compared to the three months ended September 30, 2022, when we enrolled 56 VIPs for a total of approximately $1.6 million. Revenue growth continues to be impacted by the new entry levels into the VIP program, ranging from $2,500 to $50,000, and adding an $8,000 pediatric program, which was received positively by our providers. Average enrollments during the period increased from approximately $28,000 during the three months ended September 30, 2022 to approximately $34,000 during the three months ended September 30, 2023.

For the three months ended September 30, 2023, we sold 1,809 oral appliance arches for a total of approximately $1.5 million, a 27% decrease in revenue from the three months ended September 30, 2022 when we sold 3,057 oral appliance arches for a total of approximately $2 million, refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales. For the three months ended September 30, 2023 and 2022, we recognized approximately $0.2 million in revenue from Myofunctional therapy services. Additionally, we recognized approximately $0.2 million and $0.3 million in BIS for the three months ended September 30, 2023 and 2022, respectively. Lastly, for the three months ended September 30, 2023 we recognized less than $0.1 million in revenue from our company-owned dental centers, compared to a little over $0.1 million for the three months ended September 30, 2022, and over $0.3 million in sleep testing services revenue, compared to $0.1 million for the three months ended September 30, 2022.

Cost of Sales and Gross Profit

Cost of sales decreased by approximately $0.4 million to approximately $1.4 million for the three months ended September 30, 2023 compared to approximately $1.8 million for the three months ended September 30, 2022. This decrease was primarily due to lower costs associated with appliances driven by the lower sales explained above, and lower membership support costs, offset slightly by an increase in medical reporting services costs.

For the three months ended September 30, 2023, gross profit decreased by approximately $0.6 million to $1.9 million. This decrease was attributable to the decrease in revenue of approximately $0.9 million coupled with the decrease in cost of sales of $0.4 million. Gross margin decreased to 57% for the three months ended September 30, 2023 when compared to 59% for the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased approximately $2.0 million, or approximately 31%, to approximately $4.6 million for the three months ended September 30, 2023, as compared to $6.6 million for the three months ended September 30, 2022. The primary driver of this decrease was a change in personnel and related compensation of approximately $1.1 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses related to expense cuts including a reduction in force. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.5 million related to professional fees, a decrease of approximately $0.3 million in travel expenses, and a decrease of approximately $0.1 million for insurance, offset by an increase of $0.1 million for annual meeting and proxy related fees.

Sales and Marketing

Sales and marketing expense decreased by $0.5 million to $0.6 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022. This decrease was primarily driven by a $0.3 million decrease in commissions, as well as a $0.2 million decrease related to a reduction in website development, materials and product samples as well as print media and marketing supplies, and a decrease of $0.2 million in conventions and tradeshow expenses, this was offset by an increase of approximately $0.1 for digital marketing campaigns.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended September 30, 2023 and 2022. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The change in fair value of the warrant liability was $1.6 million for the three months ended September 30, 2023, driven by a decrease of 62% in the stock price or approximately $7.95 per share during the period.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

Revenue decreased approximately $1.5 million, or 13%, to approximately $10.6 million for the nine months ended September 30, 2023 compared to $12.1 million for the nine months ended September 30, 2022. Revenue during the first nine months of the year was impacted by a decrease of approximately $1.6 million in product revenue, offset by an increase of approximately $0.1 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $1.3 million in appliance sales to VIPs, followed by a decrease of approximately $0.4 million in VIP revenue, a decrease of approximately $0.3 million from our two company-owned dental centers, and a decrease of approximately $0.3 million in BIS revenue. This was offset by an increase of approximately $0.1 million from sleep testing services and devices and an increase of approximately $0.1 million in sponsorship, conference and training related revenue, respectively. Myofunctional therapy remained relatively unchanged at $0.7 million for the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, we enrolled 110 VIPs and recognized VIP revenue of approximately $3.2 million, a decrease of 12% in enrollment revenue, compared to the nine months ended September 30, 2022, when we enrolled 146 VIPs for a total of approximately $3.6 million. Revenue growth in 2022 was impacted by prior period adjustment decreasing revenue by $0.4 million. New entry levels into the VIP program, ranging from $2,500 to $50,000 and adding an $8,000 pediatric program, which was received positively by our providers. Average enrollments increased from approximately $25,000 during the nine months ended September 30, 2022 to approximately $29,000 during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023, we sold 6,261 oral appliance arches for a total of approximately $4.6 million, a 20% decrease in revenue from the nine months ended September 30, 2022 when we sold 9,343 oral appliance arches for a total of approximately $5.8 million, refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales. For the nine months ended September 30, 2023 and 2022, we recognized approximately $0.7 million, respectively, in revenue from Myofunctional therapy services and recognized approximately $0.7 and $0.9 million in BIS, respectively. Lastly, for the nine months ended September 30, 2023 we recognized approximately $0.9 million in home sleep testing services revenue, compared to $0.3 million for the nine months ended September 30, 2022 and $0.1 million in revenue from our company-owned dental centers, compared to approximately $0.5 million for the nine months ended September 30, 2022.

Cost of Sales and Gross Profit

Cost of sales decreased by approximately $0.2 million to approximately $4.2 million for the nine months ended September 30, 2023 compared to approximately $4.4 million for the nine months ended September 30, 2022. This was primarily related to a decrease of approximately $0.6 million in lower costs associated with appliances driven by the lower sales explained above, and a decrease of approximately $0.2 million related to VIP training. This was offset by an increase of approximately $0.4 million due to higher costs associated with the ring lease program, and an increase of approximately $0.2 million in membership support costs.

For the nine months ended September 30, 2023, gross profit decreased by approximately $1.3 million to $6.3 million. This decrease was attributable to a decrease in revenue of approximately $1.5 million offset by a decrease in cost of sales of $0.2 million. Gross margin decreased to 60% for the nine months ended September 30, 2023, compared to 63% for the nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased approximately $5.1 million, or approximately 23%, to approximately $17.0 million for the nine months ended September 30, 2023, as compared to $22.1 million for the nine months ended September 30, 2022. The primary driver of this decrease was a change in personnel and related compensation of approximately $2.7 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.5 million related to professional fees, a decrease of approximately $1.0 million in travel expenses, and a decrease of approximately $0.5 million for insurance, offset by an increase of $0.1 million for annual meeting and proxy related fees.

Sales and Marketing

Sales and marketing expense decreased by $2.1 million to $1.9 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022. This decrease was primarily driven by a $0.8 million decrease in commissions, as well as a $0.9 million decrease related to a reduction in website development, materials and product samples as well as print media and marketing supplies, and a decrease of $0.5 million in conventions and tradeshow expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the nine months ended September 30, 2023 and 2022. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

PPP Loan Forgiveness

PPP loan forgiveness was approximately $1.3 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2023. The PPP loan was forgiven by the SBA in its entirety in 2022.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $11.0 million, or $10.4 million of other income net of issuance costs of $0.6 million, for the nine months ended September 30, 2023. The net impact of the private placement warrants on net loss for the nine months ended September 30, 2023 was approximately $3.9 million of other income.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $9.3 and $17.8 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $88.8 million as of September 30, 2023.

Net cash used in operating activities amounted to approximately $9.2 and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had total liabilities of approximately $10.3 million.

As of September 30, 2023, the Company had approximately $1.0 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. See Note 15 for additional information regarding the Company’s financing activity following the quarter ended September 30, 2023.

The Company previously disclosed that its goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. The Company has successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales have not grown during 2023 as anticipated as our product offerings and strategies are refined. As such, the Company now anticipates that it will be required to obtain additional financing to satisfy its cash needs, as management continues to work towards increasing revenue and achieving cash flow positive operations in the foreseeable future. See Note 15 for additional information regarding the Company’s financing activity following the quarter ended September 30, 2023

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until the Company can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate some or all of its operations, all of which could have a material adverse effect on the Company and stockholders.

The Company does not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022

Net cash provided by (used in):
Operating activities	$(9,198)	$(16,587)
Investing activities	(688)	(724)
Financing activities	7,355	-

Net cash used in operating activities of approximately $9.2 million for the nine months ended September 30, 2023 is a decrease of approximately $7.4 million compared to net cash used in operating activities of approximately $16.6 million for the nine months ended September 30, 2022. This decrease is due primarily to the decrease in our net loss of approximately $8.4 million, a favorable net change in the fair value of warrant liability of approximately $10.4 million, offset by day-one non-operating warrant expense of approximately $6.5 million, a decrease of approximately $1.2 million for the PPP loan, an increase of approximately $1.2 million for the employee retention credit liability, a decrease of approximately $0.7 million in prepaid expenses and other current assets, and a decrease of approximately $0.7 million in stock-based compensation. This was offset by a decrease of approximately $0.2 million in accounts receivable related to the MID clinics and VIP enrollments under payment plans, a decrease of approximately $0.2 million in fair value of compensation based warrants issued.

For the nine months ended September 30, 2023, net cash used in investing activities consisted of capital expenditures for software of $0.7 million related to the development of software for internal use, expected to be placed in service in late 2023, as well as a purchase of a patent portfolio in February 2023. This compares to net cash used in investing activities for the nine months ended September 30, 2022 of $0.7 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2023, is attributable to proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, in our private placement in January 2023 and proceeds from the exercise of pre-funded warrants in connection with the same private placement. There was no cash used for financing activities for the nine months ended September 30, 2022.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Due to the identification of the material weakness described above, we continue to seek to strengthen our internal control structure by adding accounting staff, adding additional levels of review, adding accounting technical support, and engaging a consulting team to assist with the creation and implementation of processes. Except as described herein, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 13, 2023, the Court ordered the parties to exchange Rule 26(a) disclosures by May 1, 2023 and issue initial written discovery by May 15, 2023. Further, the Court referred the matter to the Magistrate Judge to conduct a settlement conference. On April 28, 2023, the Court clarified that Dr. Musso’s court ordered participation in settlement and discovery did not waive his objections to personal jurisdiction and venue, and that Defendants did not need to file a response to the Complaint at this time. On June 2, 2023, the case was reassigned to the Hon. LaShonda A. Hunt. On July 11, 2023, the Magistrate Judge scheduled a settlement conference for September 1, 2023. On August 1, 2023, Judge Hunt set a deadline to refile motions to dismiss as August 15, 2023, stayed discovery pending resolution of the motions, and authorized the parties to cancel the settlement conference. The Company filed a motion to dismiss on August 15, 2023, and a reply brief on October 3, 2023. The Parties are currently awaiting a decision on the motion to dismiss.

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

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Gurdev Dave Singh. The Company’s Demand for Arbitration alleges that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company, and requests that the Arbitrator declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. On December 7, 2022, Dr. Singh filed a Cross-Complaint in the Arbitration alleging claims against the Company for breach of contract, employment discrimination, and violation of the Colorado Wage Act. The Arbitrator has been selected and pursuant to a scheduling conference held on February 15, 2023. The case has been tentatively set for a four-day Arbitration commencing on January 16, 2024. On August 18, 2023, the Company filed an Amended Demand for Arbitration to add two claims for breach of contract of the restrictive covenants for Dr. Singh’s work with Koala Plus and with Stimcore. Dr. Singh failed to respond to the Amended Demand or file any amended counterclaims and has sought relief from the arbitrator to file both out of time. The Arbitrator granted Dr. Singh’s request for leave to file a motion to amend his answer and counterclaim. Dr. Singh must file his motion by November 9, 2023, and the Company has a week to respond thereafter. The Company and Dr. Singh have also been ordered to confer regarding potential amended discovery limits and discovery cutoff in the event Dr. Singh’s motion is granted. Discovery is ongoing in this matter.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

January 2023 Private Placement

On January 5, 2023, the Company closed a private placement (the “January 2023 Private Placement”) pursuant to which the Company agreed sell up to an aggregate of $8.0 million of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (the “Common Stock”) (or a pre-funded warrant to purchase one share of Common Stock) (the “January 2023 Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “January 2023 Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “January 2023 Warrants”). No actual units were issued in the January 2023 Private Placement.

Pursuant to the January 2023 Private Placement, the Company agreed to issue and sell 80,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 186,667 shares of Common Stock and common stock purchase warrants to purchase up to an aggregate of 266,667 shares of Common Stock (collectively with the shares of Common Stock underlying the pre-funded warrants and the warrants, the “January 2023 Warrant Shares”). The purchase price per share and associated January 2023 Common Stock Purchase Warrant was $30, and the purchase price per January 2023 Pre-Funded Warrant and associated Common Stock Purchase Warrant was $29.998.

Each Common Stock Purchase Warrant entitles the holder, for a period of five years and 6 months, to purchase one share of Common Stock at an exercise price of $30 per share. Each January 2023 Pre-Funded Warrant entitles the holder, for a period until all Pre-Funded Warrants are exercised, to purchase one share of Common Stock at an exercise price of $0.0001 per share. The January 2023 Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to us.

November 2023 Private Placement

On October 30, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) pursuant to which the Company agreed sell an aggregate of $4,000,003 of securities of the Company in a private placement, consisting of shares (each a “Share”) of the Company’s Common Stock, par value $0.0001 (or, in lieu of a Share, a pre-funded warrant to purchase one share of Common Stock) (the “November 2023 Pre-Funded Warrants”), (ii) a Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common stock (the “Series A Warrant”) and (iii) a Series B Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock (the “Series B Warrant” and collectively with the Series A Warrant, the “November 2023 Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “November 2023 Warrants”). The private placement closed on November 2, 2023 (the “Closing Date”).

After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $3.5 million. The Company intends to use these net proceeds for general working capital and general corporate purposes.

Pursuant to the November 2023 Private Placement, the Company issued and sold 980,393 Shares (or Pre-Funded Warrants in lieu thereof) at a purchase price of $4.08 per share. In addition, the Company issued to the Purchaser a five (5) year Series A Warrant to purchase up to an aggregate of 980,393 shares of Common Stock and an eighteen (18) month Series B Warrant to purchase up to an aggregate of 980,393 shares of Common Stock. The November 2023 Common Stock Purchase Warrants have an exercise price of $3.83 per share, exercisable immediately following the date of issuance. The November 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, exercisable immediately following the date of issuance. The November 2023 Warrants also contain customary stock-based anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The purchase agreement includes standard representations, warranties and covenants of the Company and Purchaser, including certain restrictions on future issuances of Company capital stock.

Additionally, as part of the November 2023 Private Placement, the Company agreed to amend an existing outstanding common stock purchase warrant held by the Purchaser and issued in January 2023 to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $30.00 per share with an expiration date of July 5, 2028 (the “January 2023 Warrant”). Such amendment (the “January 2023 Warrant Amendment”), which became effective upon the closing of the Private Placement, reduced the exercise price of the January 2023 Warrant to $3.83 per share and extended the expiration date of the January 2023 Warrant to November 2, 2028. The January 2023 Warrant Amendment also restates in its entirety the definition of “Black Scholes Value” contained in the January 2023 Warrant. The definition of “Black Scholes Value” in the Series A Warrant and the Series B Warrant matches the definition in the January 2023 Warrant as amended.

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

Vivos Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: November 14, 2023	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

