Form 10-K
period 2023-12-31
Vivos Therapeutics, Inc.
filed 2024-03-28
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $15.3 million based on the last reported sales price of $12.75 as quoted on the Nasdaq Capital Market on such date.

The registrant had 2,731,270 shares of its common stock, $0.0001 par value per share, outstanding as of March 26, 2024.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (VIP) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method, including our proprietary oral appliances, as a treatment for dentofacial abnormalities and/or mild to severe OSA and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentist for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our Medical Integration Division, SleepImage® home sleep apnea test and our arrangements with durable medical equipment companies (“DMEs”));

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic, rising inflation and volatile capital markets) which could impair our operations and financial performance.

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

Risks Related to Our Business and Industry

●	Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate our past performance and future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will affect future revenue and earnings.

●	We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

●	Our VIP program is a relatively new business model for us, and management has limited experience operating this model.

●	We will need to raise additional capital to bolster our stockholders’ equity and to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner, which could adversely affect our liquidity, financial position, and ability to continue operations.

●	We have identified material weaknesses in our internal control over financial reporting.

●	A material portion of our future revenue is expected to derive from sales and enrollments of new dentists into our VIP, including dentists who are part of a dental service organization (“DSO”), which leaves us reliant on the willingness of dentists and/or DSO groups to continue to enroll.

●	We face risks from negative publicity from unregistered oral appliances which has and may continue to hurt our sales.

●	The failure to expand our market penetration with DME distribution agreements would adversely affect our revenue and results of operations.

●	We will not be successful if The Vivos Method is not sufficiently adopted by the medical and dental communities, including independent practitioners and dental service organizations.

●	We may not be able to successfully implement our growth strategies for our VIPs, which could harm our business, financial condition and results of operations.

●	The long-term success of our VIP program is highly dependent on our ability to successfully identify, recruit and enroll target dental practices as well as to convince other medical professionals to participate in the treatment of OSA with our products and services.

●	The SleepImage® home sleep test used in our VivoScore Program is a relatively new technology which may not be utilized by VIPs to the degree anticipated.

●	Further clinical studies of our products comprising The Vivos Method may adversely impact our ability to generate revenue if they do not demonstrate that The Vivos Method is effective.

●	Our business and results of operations may be impacted by the extent to which patients using The Vivos Method achieve adequate levels of third-party insurance reimbursement.

-iii-

●	Our products and third-party contract manufacturing activities are subject to extensive governmental regulation that could prevent us from selling Vivos appliances or introducing new and/or improved products in the United States or internationally.

●	We face significant competition in the market for treating sleep breathing disorders, and we may be unable to manage or respond to competitive pressures.

●	The misuse or off-label use of The Vivos Method could result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Risks Related to Our Products and Regulation

●	Our failure to obtain government approvals, or to comply with ongoing, and ever increasing, governmental regulations relating to our technologies and products, could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.

●	We cannot assure that we will be able to complete any required clinical trial programs successfully within any specific time, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

●	Modifications to The Vivos Method may require additional FDA approvals which, if not obtained, could force us to cease marketing and/or recall the modified device until we obtain new approvals.

●	We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.

●	Treatment with The Vivos Method has only been available for a relatively limited time, and we do not know whether there will be significant post-treatment regression or relapse.

●	Our Medical Integration Division business line may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

Risks Related to Our Securities Generally

●	The market for our common stock is relatively new and may not develop to provide investors with adequate liquidity.

●	The market price of our common stock has been and may continue to be highly volatile, resulting in substantial losses for investors.

●	We are presently subject to potential delisting from Nasdaq, and our failure to meet and maintain the continuing listing requirements of The Nasdaq Capital Market could result in the delisting of our securities.

●	The terms of our November 2023 private placement and February 2024 warrant exercise transaction could hamper our fundraising efforts.

-iv-

PART I

Item 1. Business.

Overview

We are a revenue stage medical technology company focused on the development and commercialization of a suite of innovative diagnostic and multi-disciplinary treatment modalities for patients with dentofacial abnormalities and the wide array of medical conditions that may result from them, including mild to severe obstructive sleep apnea (known as OSA) and snoring in adults. We believe our proprietary oral appliances, diagnostic tools, myofunctional therapy, clinical treatments, continuing education, and practice solutions represent a powerful and highly effective set of resources for healthcare providers of all disciplines who treat patients suffering from debilitating and even life-threatening breathing and sleep disorders and their comorbidities.

Up to this point, our primary focus has been on expanding awareness of, and providing treatment options for OSA for and through the dental industry, which we believe represents a large and relatively untapped market for OSA treatment. As our business has evolved, we have expanded our marketing, provider outreach, and treatment programs to encompass a broader more multidisciplinary approach, with a greater emphasis on working with medical doctors and other healthcare providers beyond dentists. Now that we have established a national network of Vivos-trained dentists, it is time to focus our resources and efforts on the source of where the vast majority of OSA patients are first diagnosed and treated—the medical profession and durable medical equipment (DME) companies. In this Annual Report on Form 10-K, we sometimes refer to dentists and other medical professionals who treat OSA as “providers” (including our own Vivos-trained dentists).

Studies have shown our comprehensive and multidisciplinary approach represents a significant improvement in the treatment of mild to severe OSA in comparison to or when combined with other largely palliative treatments such as continuous positive airway pressure (or CPAP) or oral myofunctional therapy. We call our solution The Vivos Method.

Our Products and Services

Currently, The Vivos Method comprises the following products and services:

●	Vivos Complete Airway Repositioning and/or Expansion (CARE) oral appliance therapy including our:

○	Daytime Nighttime Appliance (or DNA appliance®) was granted 510(k) clearance from the U.S. Food & Drug Administration (or FDA) as a Class II medical device in December 2022 for the treatment of snoring and mild to moderate OSA, jaw repositioning and snoring in adults. It is the only oral appliance ever to receive FDA clearance to treat OSA without mandibular advancement as its primary mechanism of action. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

○	Mandibular Repositioning Nighttime Appliance (or mRNA appliance®) has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

○	Modified Mandibular Repositioning Nighttime Appliance (or mmRNA appliance), for which we were granted FDA Class II market clearance in August 2021 for treating mild to moderate OSA, jaw reposition and snoring in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

The November 2023 clearance of our CARE appliances for the indication described above represents the first time the FDA has ever granted an oral appliance a clearance to treat severe OSA. We believe this unprecedented decision by the FDA will generate broader acceptance throughout the medical community for our treatment options, leading to the potential for higher patient referrals and case starts as well as collaboration with medical professionals. We also believe it will enhance our value proposition to third-party distribution partners such as DME companies. This approval could also clear the way for greater reimbursement levels from medical insurance payors and Medicare.

●	Vivos oral appliances and therapies outside of CARE system include:

○	Vivos Guides are pre-formed, flexible, BPA-free, base polymer, monoblock intraoral guide and rescue appliances. The Guides are FDA Class I registered product for orthodontic tooth positioning typically used by dentists in children to address malocclusions and promote proper guided growth and development of the mouth and jaws.

○	Vivos VersaTM is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults. It is a comfortable, easy-to-wear, medical grade nylon, 3D printed oral appliance featuring mandibular advancement as its mechanism of action. It is priced to be very cost effective and offers Vivos providers and patients a comfortable and effective product at a much lower price point for treatment. As with all other non-CARE oral appliances, the Vivos Versa must be worn nightly for life in order to remain clinically effective. We believe many Vivos Versa patients will eventually migrate up to our proprietary Vivos CARE products. While we do not own this product, we are a reseller of this product.

○	Vivos MyoCorrect oral myofunctional therapy (OMT) services. Studies have shown OMT to be a clinically valuable adjunctive treatment for patients with breathing and sleep disorders. When combined with Vivos’ CARE products and treatments, OMT can deliver an enhanced effect in many patients using our appliances. MyoCorrect treatment services are cost-effective for providers and convenient for patients. MyoCorrect is billable to medical insurance in most cases and constitutes an additional profit center for both Vivos and providers.

○	Vivos Vida ™ is an FDA cleared appliance as unspecified classification for the alleviation of TMD symptoms, and aids in treating bruxism and TMJ Dysfunction. The Vivos Vida help to alleviate symptoms such as TMJ/TMD, headaches and facial muscle pain. The Vivos Vida is worn during sleep, and serves to protect the teeth and restorations from destructive forces of bruxism. It is a custom fabricated appliance, designed for patient comfort.

○	Vivos Vida Sleep ™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults. It uses the Vivos Unilateral BiteBlock Technology and is designed to advance the mandible incrementally to stabilize the patient’s oropharyngeal airway. It is highly efficient and has a sleep design which promotes space for the tongue to sit in the roof of the palate. It’s novel design decreases contact points between the maxillary and mandibular teeth that may help reduce clenching and overall bite forces that occur during sleep.

●	VivoScore (from SleepImage), Rhinomanometry (from GM Instruments), Cone Beam Computerized Tomography or CBCT (from multiple vendors), Joint Vibration Analysis (from BioResearch) and other key diagnostic technologies play an essential role as part of The Vivos Method in patient assessment, proper clinical diagnosis, treatment planning, progress measurement, and optimal outcome facilitation. We believe the combination and integration of such diagnostic tools and equipment as particularly taught to and practiced by Vivos-trained providers constitutes a key trade secret of our company.

●	Vivos AireO2 is an Electronic Health Record (EHR) software program specifically designed for use as a full practice management software program in a medical or dental practice environment where treating breathing and sleep disorders is performed. The program is very well suited to handle both medical and dental billing and is integral in our Treatment Navigator program.

●	Adjunctive Treatment from specialty chiropractors and other healthcare providers according to a very specific set of particular integrated protocols has also proven to enhance and improve clinical outcomes using CARE and other Vivos devices.

●	Treatment Navigator is our most recent program to assist a clinician’s patients who may have a breathing or sleep disorder to get screened, diagnosed by a board-certified sleep specialist, obtain insurance verification of benefits and preauthorization (where required), have their questions answered, and receive assistance with scheduling, financing, medical billing or any other concerns regarding treatment options best suited to their individual situation. Dentists typically pay set fees to us for this service.

●	Vivos Billing Intelligence Service (BIS) is our medical and dental billing service. It is both a subscription and fee for service program for healthcare practitioners who wish to optimize their insurance reimbursement by leveraging both medical and dental benefits. We are unaware of any other software platform or service on the market that offers the same set of features or capabilities.

●	Vivos Airway Intelligence Service (AIS) is our technical support and advisory service that supports clinicians in their patient data analysis, case selection, treatment planning and treatment implementation. AIS reports and services are priced into the cost of appliances to providers.

●	The Vivos Institute® (TVI) is widely regarded as one of the top educational and learning centers for dentofacial related breathing and sleep disorders in North America. Opened in 2021, TVI is housed in a state-of-the-art 18,000 square foot facility near the Denver International Airport where doctors from around the world come to receive instruction and advanced clinical training in a wide range of topics delivered by leading national and international medical sleep specialists, cardiologists, pediatric sleep specialists, dentists, orthodontists, specially trained chiropractors, nutritionists, key industry business leaders, and university-based clinical researchers.

These products and services are used in a collaborative multidisciplinary treatment model comprising dentists, general practice physicians, sleep specialist physicians, myofunctional therapists, nutritionists, chiropractors, physical therapists, and healthcare professionals. Our subscription-based program to train dentists and offer them other value-added services is called the Vivos Integrated Practice (VIP) program.

During 2023, we expanded our product portfolio by acquiring certain devices (now known as Vivos Vida, Vivos Versa and Vivos Vida Sleep) from Advanced Facialdontics, LLC. During 2022, we continued to expand and grow our screening and home sleep test (or HST) program (which we call our VivoScore Program) featuring SleepImage® technology, a 510(k) cleared ring-based recorder and diagnostic platform for home sleep apnea testing. We market and distribute our SleepImage HST in the U.S. and Canada pursuant to a licensing agreement with MyCardio LLC. Based on our direct experience with our Vivos-trained providers, approximately 61,000 VivoScore HSTs were performed during 2023. Due to the volume of business that we have generated with MyCardio LLC, we now receive pricing and terms for SleepImage® products and services that are well below their published retail prices. We believe the rapid growth of our VivoScore program confirms our belief that the SleepImage® HST offers significant commercial advantages over existing home sleep apnea products and technologies in the market and allows healthcare providers to more efficiently screen, diagnose and initiate treatment for OSA in their patients.

We have not yet seen a corresponding increase in patient enrollment in The Vivos Method treatment, however, and based on feedback from our Vivos-trained providers, we believe this to be a function of staffing turnover and labor shortages that continue to plague the dental workplace. Throughout 2023, we continued to address this by conducting additional regional dental team training sessions on integrating Vivos products and treatments. In addition, we drastically reduced the number of Practice Advisors who had previously been dispatched as “boots on the ground” to help facilitate case starts and provide Vivos-trained providers with support, and we replaced them with a new service called Treatment Navigator which we piloted and rolled out in the late summer and fall of 2022.

Treatment Navigators work effectively as extensions of the dental office, working directly with perspective patients to provide them information on The Vivos Method, aiding in education, screening, insurance verification of benefits and preauthorization, coordination among various professional practitioners, recordkeeping, problem solving, as well as, delivering a home sleep test and following up with scheduling an appointment with a VIP in their area. Dental offices who wish to avail themselves of this service pay Vivos enrollment fees and per case fees for the service, thus adding an important new revenue line and profit center to the business. As of December 31, 2023, there were 57 Vivos-trained (VIP) dental offices who are at some stage of onboarding with our Treatment Navigator program. Based on our evaluation of the program, we will restructure the Treatment Navigator program into a monthly subscription-based model. We expect that this will grow into a material and important revenue stream as we move forward.

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

Unfortunately for OSA patients, the medical profession has not been able to provide them with solutions that are both effective and desirable. CPAP is the “gold standard” treatment for over 90% of OSA patients, but no one wants to wear those devices to bed every night for life, rendering long-term compliance rates low. Traditional oral appliances can be effective over limited time frames, but often create other problems with temporomandibular joint (or TMJ) dysfunction, open bites, infections, and more. As with CPAP, they too must be worn every night for life to be effective. More radical and invasive options such as neuro-stimulation devices, or maxillomandibular advancement surgery are likewise viewed more as treatments of last resort. When The Vivos Method is presented as a viable treatment option against the alternatives discussed above, we believe it will be the preferred choice of most patients.

We believe our proprietary products comprising the Vivos CARE oral appliances represent the first non-surgical, non-invasive treatment option for patients diagnosed with mild to severe OSA that offers cost-effective treatment featuring (i) limited treatment times; with (ii) lasting or durable effects; and (iii) the prospect of seeing a complete reversal of symptoms. Combining treatment technologies that impact the upper airway by altering the size, shape, patency and position of corresponding hard and soft tissues, Vivos CARE represents a completely new treatment modality in the treatment of dentofacial abnormalities that often lead to OSA and many other health conditions.

The Vivos Method is estimated to be indicated and potentially effective (within the scope of the FDA cleared uses) in approximately 80% of cases of OSA where patients are compliant with clinical treatments. Our patented oral appliances have been utilized in over 42,000 patients treated worldwide by more than 1,900 trained dentists.

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

During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (or DSOs). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of December 31, 2023, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs.

During 2023, we further extended our market reach by executing a U.S. nationwide distribution agreement with Lincare, a leading supplier of in-home respiratory therapy products and services for approximately 1.8 million patients. The agreement follows the conclusion of a distribution pilot with Lincare, and marks an important milestone in our strategy to engage with leading durable medical equipment (DME) companies in the United States. Under the agreement, Lincare will have a six-month exclusivity period to distribute certain designated devices in our portfolio. We also executed distribution and other strategic collaborations during 2023 to help drive sales of our expanding portfolio of products.

Our Mission

Our mission is to rid the world of sleep apnea by being a leading technology platform and go-to resource for the latest and most effective treatment modalities, products, and clinical education available to healthcare providers of all specialties who treat patients suffering from breathing and sleep disorders and their comorbidities. We fully recognize that breathing and sleep disorders, including OSA, are often complex conditions with multiple contributing factors that require more than a single solution. To that end, we have broadened our product and services lines that comprise The Vivos Method to go beyond the proprietary technologies featured in our CARE oral appliances, and now offer providers far greater optionality in selecting a diagnostic or treatment solution that is best for their patients. This approach recognizes that there is no “one size fits all” solution for patients, and that both providers and patients are best served by offering a variety of solutions at various price points that can meet the needs of a larger segment of the population.

We believe this evolution of our mission (which was originally focused almost exclusively on the dental community) will appeal to a much broader array of healthcare professionals, including chiropractors, nutritionists, primary care physicians, cardiologists, physical therapists, dentists and others, all of whom have a strong vested interest in the overall health and wellbeing of their patients, and each of whom has something meaningful to contribute when properly educated and trained. As word spreads among a broader array of professionals and their patients, we expect more people to come to know and understand the compelling advantages of The Vivos Method. We believe this will allow us to scale our business and grow our company more rapidly.

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

Based on our direct experience with our Vivos-trained providers, approximately 61,000 VivoScore HSTs were performed during 2023. We strongly believe the published estimates from available public information, which range from 12% to 20% of the population, seriously underestimate the extent of the condition and scope of the problem in the United States and Canada. Our VivoScore testing routinely results in approximately 50% of patients testing positive OSA, a number consistent with a recent study published in the Journal of the American Heart Association on a sample consisting of ~2000 middle-aged to older adults from the Multi-Ethnic Study of Atherosclerosis (MESA), where 47 percent had moderate-to-severe OSA. We therefore believe our prior estimate that approximately 15% of the adult population in the United States and Canada suffers from OSA to be extremely conservative. Based on the estimated total adult population of 284 million in the United States and Canada, we believe the total addressable United States and Canadian market could be as high as 80 million adults. To be conservative and based on available data and our internal market analysis, we estimate that over 80% of individuals diagnosed with OSA in the North American addressable market may be candidates for The Vivos Method, leaving us with a total addressable consumer market of approximately 64 million adults.

We currently charge clinicians an average sales price of approximately $1,500 per adult case for The Vivos Method. There are approximately 200,000 general dentists and dental specialists in the United States and another 30,000 in Canada who could potentially offer the Vivos Method to their patients. Add to that the nearly 80,000 licensed chiropractors and over 1.1 million medical doctors across all specialties who routinely see and treat patients with OSA. Each of them see and treat patients with OSA for many related conditions on a regular basis even though the vast majority remain undiagnosed with respect to their OSA. As we raise awareness, and now that new technologies such as SleepImage have driven the cost of diagnosis down dramatically, more providers will be able to integrate evaluations of breathing and sleep into their basic clinical treatments, and more patients will get diagnosed and seek treatment. Therefore, based on the addressable U.S. and Canadian consumer market described above and average sales price, we believe the addressable consumer market for adults in the United States and Canada is approximately $96 billion.

Our Treatment Alternative for OSA – The Vivos Method

The Vivos Method is a non-invasive, non-surgical, non-pharmaceutical, multi-disciplinary treatment modality for the treatment of dentofacial abnormalities and/or mild, moderate and severe OSA and snoring in adults. Proprietary and virtually painless, The Vivos Method has been shown to typically expand the upper airway and offers patients what we believe to be an effective treatment alternative based on published peer-reviewed retrospective clinical data. Based on feedback from independent VIPs and their patients, we believe initial therapeutic benefits from using the treatment guidance’s and devices are often achieved relatively quickly (in days or weeks) and final clinical results are typically achieved in 12 to 18 months), all at a relatively low cost to consumers ranging between $7,000 and $10,000 for adults (costs vary by provider) when compared to other options such as lifetime CPAP or surgery.

The Vivos Method alters the size, shape and position of the tissues that surround and define the functional space known as the upper airway. Our treatment also improves nasal breathing, reduces mouth breathing, reduces Apnea Hypopnea Index (AHI) scores, and generally facilitates better breathing and sleep. These statements are based on retrospective raw data with validated before and after sleep studies, rhinomanometry testing before and after treatment, Cone Beam Computerized Tomography (CBCT) scans from treating clinicians and patient testimony. As The Vivos Method treatment process progresses, the airway typically expands, with many patients reporting a significant reduction of their OSA and snoring symptoms. The primary products used in The Vivos Method are our CARE devices – the DNA appliance®, the mRNA appliance®, and the mmRNA appliance®– each of which is a specifically designed, customized oral appliance that is worn primarily in the evening hours and overnight. The treatment time may range from 9 to 18 months, with 12 to 15 months being typical. Our appliances may require periodic adjustments some of which can be performed by the patient and others that are typically rendered at the dental office where treatment was initiated.

Our Growth Strategy

Our goal is to be the global leader in providing a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost alternative for patients with dentofacial abnormalities and/or mild to severe OSA and snoring in adults. We believe the following strategies will play a critical role in achieving this goal and in establishing more predictable and growing revenue leading, ultimately, to cash flow positive and profitable operations:

●	Expand public awareness of the life-threatening and debilitating nature of OSA and its prevalence throughout the world, while letting the world know of our proprietary and highly effective treatment as an alternative to CPAP.

●	Cultivate Active Referral Sources Among Physicians, Sleep Specialists, Dentists and Other Healthcare Providers.

●	Drive more qualified new patients to our VIP practices and teach VIPs how to better present and close Vivos treatment via the “Boost” and “Kick-Off” programs.

●	Achieve full payment by in network major insurance carriers for Vivos Method treatment.

●	Make it easy for both dental and medical professionals to interact and do business with Vivos.

●	Continue to drive medical and dental community awareness of The Vivos Method and build bridges between medical doctors and dentists through DSO marketing and our Medical Integration Division.

●	Expand our market penetration with DME distribution agreements.

●	Invest in research and development to drive innovation and expand indications.

●	Pursue strategically adjacent markets and international opportunities.

Our Revenue Model

Our revenue is currently derived from the following primary sources:

●	VIP office training and enrollment fees. These fees are comprised of one-time, up-front fees, as well as optional renewal fees after 12 months.

●	Recurring Vivos appliance sales. Once we train the VIP on how dentists can help treat OSA, the goal is to have them initiate “new case starts” with patients, which leads to sales of our appliances and guides. We are also seeking to drive appliance sales through our distribution arrangements with DMEs.

●	Recurring VIP subscription fees. These are recurring fees that a portion of our VIPs pay us to receive additional value-added services and training.

●	SleepImage HST revenue. In 2022, we modified our agreement with MyCardio LLC relating to our SleepImage HST for sleep apnea, which creates the potential for revenue from our leasing of SleepImage HST ring recorders to our VIPs as part of the VivoScore Program.

●	The Vivos Institute. Our TVI provides product-specific training for the use of our products and services. Revenue from such courses is not material at the present time, but our expectation is that increased training awareness of OSA and the promotion of our products and services will be enhanced by our TVI.

●	The Airway Intelligence Service (AIS). This service provides a complete resource for VIPs to help simplify the diagnostic and appliance design matrix and expedite the treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream.

●	Billing Intelligence Services (BIS). This complete third-party billing solution includes a comprehensive integrated revenue cycle management software system that allows dentists to focus on running their practice and delivering the best care for their patients. This medical billing service generates recurring subscription fees from participating VIPs and independent dentists in the United States.

●	AireO2 Patient Management Software. This management software enables healthcare professionals to diagnose, treat and monitor patients with OSA and its related conditions more effectively. Developed in collaboration with Lyon Dental, AireO2 contains features that enhance a VIP’s billing services and practice management systems. AireO2 is a complement to our BIS software system.

●	Medical Integration Division (MID). In late 2020, we launched our MID to assist VIP practices to establish clinical collaboration ties to local primary care physicians, sleep specialists, ear, nose a throat doctors (ENTs), cardiologists, pediatricians, pulmonologists and other healthcare providers who routinely see or treat patients with sleep and breathing disorders. The primary objective of our MID is to promote The Vivos Method to medical providers and thus facilitate the potential for additional mild to severe OSA patients gaining access to The Vivos Method while offering continuum of care. The MID seeks to fulfill that objective by meeting with VIP dentists and medical providers in their local areas to establish physician practices using the trademarked name “Pneusomnia Sleep Reimagined Center” (which are referred to as Pneusomnia Centers). These independent medical practices will be managed by our company under a management and development agreement which pays us six (6% to 8%) percent of all net revenue from sleep-related services. We also collect a development fee for each clinic prior to opening establishing all operational treatments.

●	MyoCorrect (Orofacial Myofunctional Therapy) Program. In March 2021, we introduced orofacial myofunctional therapy (or OMT) as a service that is part of The Vivos Method, under the name MyoCorrect. Through MyoCorrect, dentists enrolled in the VIP program will have access to trained therapists who provide OMT via telemedicine technology. Our CARE appliances are cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

Our Competitive Strengths

We believe that The Vivos Method has numerous advantages that, taken together, set us apart from the competition and position us for success in the marketplace:

●	Significant barriers to entry.

●	Vivos Method insurance reimbursement.

●	Body of published research and strong patient outcomes.

●	First mover advantage.

●	Differentiated products.

●	Intellectual property portfolio and research and development capabilities.

●	Extensive Training and Support Systems.

●	Targeted approach to market development.

●	Marketplace acceptance.

Sales and Marketing

We have established a methodical approach to market development which centers on active engagement directly with members of the medical community, including general dentists and medical doctors who treat dentofacial abnormalities and/or mild to severe OSA and snoring, to educate them on The Vivos Method and its benefits. The goals of our sales and marketing efforts are (i) to secure new patient referrals for our VIP dentists from medical doctors and other healthcare professionals; (ii) provide them with the tools to treat patients with our products; and (iii) more broadly educate the medical community regarding our products with a view towards expanding our number of VIPs as well as medical professionals who could refer patients to our VIPs for treatment.

We have recently restructured the VIP Program to include a Kick-Off program as an essential part of the value proposition. With a properly executed Kick-Off, led by specially trained Vivos corporate staff, a newly enrolled VIP could easily recoup 100% or more of his or her initial enrollment fees, thus making the decision to enroll much easier and attractive. We continue to sell the VIP Program to dentists through a direct sales force that primarily targets general dentists in the United States and Canada. Our sales effort is developed through social media initiatives, and our new website with over 150 videos, and the production of over 350 new content creation projects. Our VIP program was developed to train independent dentists to identify and treat dental conditions that may be associated with OSA. Our sales program to target medical doctors is our MID program, which was developed to assist VIP practices to establish clinical collaboration ties to local primary care physicians, sleep specialists, ENTs, pediatricians, pulmonologists and other healthcare professionals who routinely see or treat patients with sleep and breathing disorders.

In countries outside of North America we typically offer a modified training and support program at a lower cost. We currently have approximately 15 direct sales and support representatives in the United States and Canada. Our direct sales force engages in sales efforts and promotional activities focused on referring physicians, as well as directly to the over 200,000 professionally active general dentists in the United States and 20,000 general dentists in Canada.

Our current sales organization is comprised of individuals performing various roles consisting of:

●	Three Enrollment Specialists, who are the primary salespeople responsible for enrolling new VIPs;

●	One Enrollment Support Staff member, who is responsible for organizing potential VIP appointments for the Enrollment Specialist;

●	Three Area Business Managers, who are responsible for cultivating new business leads which are referred to the Enrollment Specialists; Area Business Managers are responsible for cultivating new leads, sales of new products, coordinating local Clinical Education events.

●	One Practice Advisory Onboarding Specialist, who is responsible for onboarding new VIPs to our training programs.

Our MID is comprised of a Senior Vice President that leads the MID sales, marketing, operations and finance efforts with one Director of Operations and one Senior Market Manager. We plan on growing our MID organization by recruiting candidates that have extensive healthcare backgrounds, strong business development experience setting up physician owned medical facilities/practices and significant healthcare regulatory knowledge.

In 2021, we launched our sales initiative targeting the large and rapidly growing segment of private equity and corporate sponsored dental groups known as Dental Service Organizations (or DSOs). With an estimated 2,600 DSO groups in the U.S. and Canada covering total office locations in excess of 40,000, DSOs provide business management and support to dental practices, including non-clinical operations. In many ways, DSO’s represent the most patient centric and profit motivated model to scale in dentistry, which we believe makes the integration of sleep medicine as part of the DSO offering an ideal fit for Vivos to help drive awareness of OSA, new VIP subscriptions and sales of our products and services. Our early experience in working with DSOs has been that while some DSO-participating dentists have become VIPs and direct customers of ours, most DSOs are slow and deliberate in their approach to introducing sleep dentistry programs.

We utilize indirect and direct marketing channels to inform and educate dentists, medical doctors and healthcare professionals about The Vivos Method. Our indirect marketing channels include strategic partners, key industry opinion leaders, trade shows and our own clinical advisor network. In 2021, we made strides by establishing the following strategic partnerships aimed and broadening awareness of and selling efforts for The Vivos Method:

●	In October 2021, we announced a new collaboration with Candid Care Co., a digital platform for oral healthcare, which will seek to provide patients with a comprehensive, whole-mouth solution to diagnose and treat OSA in adult patients and provide orthodontic treatment from the same provider network. Over the course of time, the Candid collaboration proved to be unsustainable and unprofitable to the point where it was cancelled by Vivos in the early part of 2023.

●	In October, 2023, we announced two key strategic agreements to expand our current product line, and thus create exciting new revenue opportunities. The first was with Ormco, a division of publicly traded Envista Holdings Corporation, purveyors of Spark Clear Aligners. Spark Aligners are rapidly becoming the “go to” clear aligners of choice for orthodontic specialists. The majority of our VIPs use clear aligners as a key component of their Vivos treatment. This agreement will provide pricing discounts to the VIPs and profit margin for Vivos. The second key agreement announced in early October was with On Demand Orthodontist (ODO) and represents an exciting new service to our VIPs, featuring direct access and case collaboration with airway-focused orthodontic specialists who are available to help optimize clinical outcomes for Vivos cases. ODO orthodontists strongly prefer Spark aligners due to their many proven clinical capabilities and advantages over other aligner brands such as Candid. Vivos-trained dentists will now benefit from better overall pricing, while Vivos benefits from a distribution margin associated with each case.

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

Our mRNA appliance® and mmRNA appliance® are custom fabricated mandibular advancement appliances indicated to treat mild to severe OSA and snoring in adults (and in the case of severe OSA, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed). The mRNA and mmRNA can be billed in- and out-of-network to most commercial payers under the E0486 CPT code. The E0486 code is reimbursable by many major commercial medical payers following a medical diagnosis of OSA and adherence to payer guidelines for alternative OSA therapy. Pre-authorization may also be required for reimbursement of these appliances and the pre-authorization requirements may vary based on the payer policies and patient’s insurance coverage. As described above, the same VOB and pre-authorization/LMN process is employed in the billing practices for these appliances to navigate the pathway to payment of medical benefits.

To meet the billing requirements of CMS for custom mandibular advancement oral appliances, the mmRNA appliance® (Modified Mandibular Repositioning Nighttime Appliance) was developed based on the original design of the mRNA appliance. In August 2021 510(k) for Class II clearance from the FDA for the mmRNA appliance with indications to treat mild to moderate OSA and snoring in adults was approved. In November 2023, the mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed. In December 2021, the mmRNA was accepted by the CMS Pricing, Data Analysis and Coding (“PDAC”). This acceptance places the mmRNA device on the PDAC list of oral appliances covered by and billable to Medicare, making the benefits of the mmRNA device available to millions of Medicare beneficiaries. Notwithstanding this important achievement, in general we have found the lack of inclusion on the current CMS Medicare PDAC list does not hinder market distribution or acceptance of Vivos appliances. This is due to the fact that most dentists who work with The Vivos Method are out-of-network with commercial payers and do not typically file for reimbursement under Medicare. When Medicare reimbursement is desired by Vivos providers they are typically registered with Medicare DME as a non-participating DME supplier, allowing the provider to balance bill patients like they would when billing as an out-of- network provider to commercial policies and are not limited to accepting Medicare reimbursement rates as payment in full.

We have seen an increase in the ability for Reimbursement for our other FDA registered oral appliances such as the Vivos Guides for children and the DNA appliance for adults. When preauthorizing and billing the Vivos Guides and DNA appliance an undefined CPT code can be utilized only when medical necessity is present and documented properly. A dentist billing an undefined CPT code for a Class I or Class II oral appliance must proceed with caution. These preauthorization and billing requirements pertain to all valid and billable codes and must be supported with documented medical necessity reviewed by the medical director at the payor before being submitted for possible reimbursement. Pre-authorization with medical review is accomplished via a “letter of medical necessity” (LMN) used to summarize and communicate the existing medical necessity. The plan’s medical director will then review the LMN, supporting clinical documentation of dentofacial abnormalities present, CT images, co-morbidities, and any other related medical conditions diagnosed by a medical doctor. Once authorized the OAT can be billed for benefit calculation and payment. In December 2022 the DNA appliance received 510(k) clearance with indications to treat mild to moderate OSA and snoring in adults. In November 2023, the DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed. While the DNA appliance can still be pre-authorized and billed using an undefined CPT code, the newly issued 510(k) clearance for the DNA appliance allows for additional code types to be utilized when OSA is present and diagnosed by a Medical Doctor. The DNA appliance can be pre-authorized and billed using a HCPCS Code designated for use by reducing upper airway collapsibility, that is custom fabricated, without a fixed mechanical hinge. While the use of this designated HCPCS code is new there is a potential pathway for additional registrations with Vivos appliances on the PDAC list of oral appliances covered by and billable to Medicare.

Dental Insurance Coverage

Dental insurance coverage for Vivos appliances also exists. Codes for sleep apnea appliances were added to the CDT code set in 2022. Vivos appliances with indications for treatment of OSA are billable with these codes, however dental benefits for these codes are nascent at present and secondary to medical coverage. Orthodontic coverage and benefits are also available for Vivos appliances registered with indication of jaw expansion and tooth movement.

Published Research

There are several studies in the medical literature on upper airway remodeling in pathologic conditions such as asthma, chronic obstructive pulmonary disease and similar conditions. In contrast, there is a dearth of studies that have documented pneumatization and physiologic upper airway remodeling. Advances in 3D digital imaging, adjunctive treatments from chiropractic and other specialists, and applied diagnostic technologies such as rhinomanometry, combined with real-world experience in many thousands of cases, has allowed us to make further advances in the understanding of dentofacial phenomena and how to activate and optimize dentofacial development for improved airway form and function. For example, while it was believed that cranial sutures undergo closure in early adulthood, it is now thought that populations of stem cells may persist to permit continued growth and development. Using this premise, the midfacial bone volume may be increased surgically or non-surgically. Since the roof of the mouth is the floor of the nose, the volume of the nasal airway can also be increased surgically or non-surgically. Our experience continues to be that using our patented, non-surgical treatment we are able to target and evoke a resizing of the oral cavity and upper airways to address dentofacial abnormalities and/or mild to severe OSA and snoring. Using various assessment techniques, we have previously reported surface area, volumetric and functional changes of the upper airway.

Since 2009, our technology has been the subject of over 60 peer-reviewed articles in the medical, dental and orthodontic literature. While most of these papers have been small uncontrolled case series’, their results were reflected in our retrospective database review of 220 patients undergoing CARE treatment for Obstructive Sleep Apnea recently published in Sleep Medicine. Several more retrospective data sets have been presented at scientific meetings in the past year that further corroborate clinical efficacy in adult OSA, pediatric OSA, and also in adult headache severity. The results of these presentations are in various stages of medical journal submission. The results published have illustrated that CARE therapy when provided as part of the Vivos Method can provide a significant change in the severity of patients’ dentofacial abnormalities and/or mild to severe OSA and snoring (as measured by industry standard indices such as the AHI, among others), improvement in oral conditions, sleep-related quality of life, reduction in snoring, high patient compliance rates and a strong safety profile.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Our intellectual property is important in achieving and maintaining our position in the market. We currently own five design patents that expire between 2023 through 2029 and two utility patents expiring in 2029 and 2030. We also own two Canadian patents and a European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of 13 registered marks. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts.

FDA Regulatory Status

The Vivos Method offers treatment modalities that uses nonsurgical, noninvasive, and cost-effective oral appliance technology prescribed by trained dentists and medical professionals to treat dentofacial abnormalities and/or mild to severe OSA and snoring. The Vivos Method includes a customized treatment plan that may begin with a simple and easy at-home sleep apnea screening using proprietary HST technology from SleepImage. We offer three Class II devices cleared by the FDA (DNA, mRNA and mmRNA). We offer our own specially designed pre-formed Vivos Guides. We also offer the Vivos Versa, and two devices that use a unilateral bite block technique, the Vivos Vida and the Vivos Vida Sleep. The regulatory status of our products is as follows:

●	Our mmRNA appliance® has a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning, snoring and mild to moderate OSA in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

●	Our mRNA appliance® has a 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

●	The DNA appliance® has a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning snoring and mild to moderate OSA in adults. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

●	The Vivos Guides are an FDA-registered Class I product for orthodontic tooth positioning. In October 2021, we announced that results from a peer-reviewed, published study by an independent dentist found a significant reduction of tooth decay in pediatric patients after undergoing treatment using our Vivos Guides. A second study was peer reviewed and published in 2022 showing a 97.4% resolution of nocturnal enuresis (bedwetting) in children within 60 days of starting treatment with Vivos Guides. Other papers and studies on the use of Vivos Guides have been submitted to various journals and are awaiting acceptance and publication.

●	Vivos Vida™ is an FDA cleared appliance as an unspecified classification to treat symptoms such as TMJ/TMD, headaches and facial muscle pain.

●	Vivos Vida Sleep™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults.

●	Vivos Versa™ is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults.

All of the oral appliances that comprise our CARE system (our DNA appliance®, mRNA appliance and mmRNA appliance®) are cleared by the FDA as Class II sleep appliances to treat mild to severe OSA and snoring in adults.

In October of 2022, we underwent our 2-year FDA regulatory inspection. This inspection resulted in our receipt of an FDA Form 483 with three observations, none of which were repeat offenses from previous inspections. These observations were corrected and responded to according to the Code of Federal Regulations. The FDA delivered a final report of the October 2022 inspection to us in January 2023.

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

Our Ongoing Clinical Research

We are committed to ongoing research and development, and we have and intend in the future to invest in our clinical trial work to further improve our products and clinical outcomes, increase patient acceptance and comfort and broaden the patient population that can benefit from The Vivos Method. The following is summary of our currently active clinical trials:.

●	Protocol approved February 2021 –Daytime Nighttime Appliance (DNA) therapy for the treatment of OSA. The aim of this randomized clinical trial conducted with Stanford University is to investigate structural and functional effects of using the DNA appliance® in the treatment of mild to moderate OSA in adults. This study will test the hypothesis that treatment of the upper airway associated with functional improvements of sleep parameters in adults with mild to moderate OSA.

●	Treatment of SDB with an intraoral device in a pediatric population. Approved by the Western Copernicus Group Institutional Review Board (WCG IRB) as non-significant controlled clinical trials, we are conducting a clinical trial to evaluate the safety and efficacy of the Vivos Guides (which in this context we call the Vivos Grow and Vivos Way appliances) to reduce sleep disordered breathing (SDB) in children, including snoring, mild to moderate OSA, and Airway Resistance Syndrome (UARS). The children enrolled in this study will be using the Vivos Grow/Vivos Way appliance to correct orthodontic issues. They will also present with midfacial hypoplasia suitable for palatal expansion. During orthodontic treatment and palatal expansion, the devices will be studied to determine whether they can also reduce symptoms of SDB in children. The study will recruit pediatric subjects who have already elected to utilize the study device for their orthodontic treatment. If they meet the inclusion and exclusion criteria they can be included in the study. Specially, this study will be examining the potential for reduction in sleep apnea and UARS using the AHI, Epworth Sleepiness Scale for Children and Adolescents, and changes in upper airway volume.

●	Treatment of ADHD and other child behavioral issues. We also began a separate trial in March 2023 relating to our Vivos Guides. The purpose of the third trial is to establish a connection and treatment between children and behavior issues such as attention-deficit/hyperactivity disorder (known as ADHD), bed wetting, problems at school, crowded teeth that may be associated with lack of sleep and or teeth grinding with underdeveloped growth of the jaw and teeth positioning.

Upon completion of the second and third pediatric clinical trial described above, which is expected to be completed in the during 2024, we plan to submit a 510(k) application to the FDA requesting pediatric clearances and indications of use for the Vivos Guides.

In addition, we are aggressively pursuing head-to-head comparisons of (i) our DNA device versus tonsillectomy in pediatric OSA, and (ii) our DNA device vs. routine management of veterans with OSA and post-traumatic stress disorder with potential sites identified and preliminary work underway.

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

The Vivos Guides are registered with the FDA as Class I devices for orthodontic tooth positioning. On December 30, 2022 the FDA granted 510(k) clearance for the DNA appliance® to treat mild to moderate obstructive sleep apnea and snoring in adults. This approval was the first time the FDA has granted such a clearance on an oral appliance with a mechanism of action other than mandibular advancement. The mRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring, and mild-to-moderate OSA in adults. The mmRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for jaw repositioning, and for the treatment of snoring, and mild-to-moderate OSA in adults. In November 2023, our DNA, mRNA and mmRNA appliances were cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

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

In addition to all of the above, the FDA regulates and monitors manufacturers engaged in the fabrication of FDA regulated medical devices such as those offered by Vivos. Vivos intends to convert its FDA status from an FDA designated “Spec Developer” to a “Manufacturer,” and as such will become subject to a new level of regulatory compliance and oversight. The company has spent many months in preparation for this transition, including the adoption of the requisite workflow processes, documentation procedures, and other current good manufacturing practices. The company expects to be subject to a third-party inspection and readiness evaluation to gain a certification to proceed forward as a duly approved and compliant manufacturer sometime prior to the end of the first quarter of 2024.

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada (or HC). HC reviews medical devices to assess their safety, effectiveness, and quality before being authorized for sale in Canada. HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications for a Medical Device License (MDL). Obtaining an MDL is comparable to the FDA 510(k) process. Higher classification risk devices (Class III and IV) require filing dossiers that resemble FDA 510(k) applications. These applications can range in cost and typically take longer for approval.

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

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from government healthcare programs, including Medicare and Medicaid. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (FERA), was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, the FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

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

Human Capital Resources

As of December 31, 2023, we had 114 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good but we do have a Whistleblower Hotline setup for employees to confidentially report concerns. Of our current employees, approximately three are part of finance and accounting, nine are involved in senior management, 10 in sales and marketing, one in research, development and regulatory and 91 in operations. Our headcount has been significantly reduced in the past year as part of our cost cutting initiatives, and restructuring of our operations.

We value the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages. We traditionally will benchmark compensation with external sources to verify that positions are paid in-line with the market. Our corporate culture is built on passion – we believe in the company’s vision of ridding the world of sleep apnea and hire employees who want to share that same passion. We hold annual company-wide training courses and host regularly scheduled management meetings where management communicates notable corporate developments to be disseminated to employees, as well as periodic corporate all hands meetings. We are always looking for additional ways to diversify our workforce. We will continue to promote a work environment that is based on the fundamental principles of human dignity, equality and mutual respect. In addition, we are committed to providing a safe and healthy work environment for all of our employees. In response to the COVID-19 pandemic, we have required personal protective equipment for patient-facing employees in addition to requiring daily health questionnaires and temperature checks. Many employees work remotely, and we have limited travel as a result of the pandemic. We will continue to support our workforce during these unprecedented circumstances to ensure their safety and well-being.

Corporate History

Formation

We were originally organized on July 7, 2016 in Wyoming as Corrective BioTechnologies, Inc. On September 6, 2016, we changed our name from Corrective BioTechnologies, Inc. to Vivos BioTechnologies, Inc. On March 2, 2018, we changed our name from Vivos BioTechnologies, Inc. to Vivos Therapeutics, Inc. During our formation in 2016, we issued an aggregate of 37,334 shares of common stock to a group of our founders, including Summit Capital USA (now Upeva, Inc., 26,667 shares), Regal Capital Venture Partners LLC (6,667 shares) and Thomas P. Madden (4,000 shares) at a purchase price of $0.01 per share (for an aggregate of $280 of proceeds).

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

Adoption of Stock and Option Award Plan

On April 18, 2019, our stockholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which 13,334 shares were reserved for future issuance for options, restricted stock awards and other equity awards. On June 18, 2020, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our common stock available for issuance thereunder by 33,334 share of common stock such that, after amendment and restatement of the 2019 Plan, for a total of 46,667 shares of common stock available for issuance under the 2019 Plan. On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our common stock available for issuance thereunder by 80,000 shares of common stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of common stock are available for issuance under the 2019 Plan. As of December 31, 2023, awards (in the form of options) for an aggregate of 73,917 shares of common stock have been issued under our 2019 Plan.

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

On July 30, 2020, prior to the transfer of our corporate domicile from Wyoming to Delaware, we implemented a one-for-three reverse stock split of our outstanding common stock pursuant to which holders of Vivos Wyoming’s outstanding common stock received one share of common stock for every three shares of common stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to in the Annual Report reflect the reverse stock split.

On October 25, 2023, we effected a reverse stock split of outstanding shares of common stock at a ratio of 1-for-25. The reverse stock split, which was approved by the Company’s Board of Directors under authority granted by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on September 22, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 25, 2023. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to in the Annual Report reflect the reverse stock split.

Segment Information

We manage our business within one reportable segment. Segment information is consistent with how management reviews our business, makes investing and resource allocation decisions, and assesses our operating performance.

Corporate Information

Our principal offices are located at 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120, and our telephone number is (844) 672-4357. Our website is www.vivos.com. Our website and the information on or that can be accessed through such website are not part of this Annual Report on Form 10-K.

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

Since our inception, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of $13.6 million and $23.8 million respectively, and negative cash flow from operating activities of $11.9 million and $19.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $93.1 million and ended the period with approximately $1.6 million in cash and cash equivalents. As of December 31, 2023, the Company had total liabilities of approximately $10.3 million. We anticipate that we will continue to report losses and negative cash flow until we can substantially increase our revenues, which we may be unable to do. There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

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

We will need to raise additional capital to bolster our stockholders’ equity and to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner or at all, which could adversely affect our liquidity, financial position, and ability to continue operations.

We have a present need for additional capital to fund and grow our business, as well as to bolster our stockholders’ equity for Nasdaq Stock Market purposes. We will need to obtain additional financing either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to fund our growth or to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. Any of these possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our investors losing all of their investment in our company.

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

Additionally, starting in 2022 and through 2023, we have been engaged in an active process of reducing staff, eliminating or renegotiating certain vendor contracts, strategically reorganizing our business and revamping our business model. Further such steps, or even more, may be required before management is satisfied that we are positioned to succeed or even survive, and there is a risk that we will be unable to implement cost cutting programs effectively.

We have identified material weaknesses in our internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Material errors were also identified in our analysis and review of our VIP contracts for applicable factors to meet the definition of a contract under ASC 606 Contracts with Customers, step 1, and our evaluation of our note receivable with respect to our former Orem dental clinic for impairment in accordance with ASC 310 Receivables.

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

For the year ended December 31, 2023, we began to implement a remediation plan to address the material weakness derived from the deficiencies and errors noted above. While we believe that at December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan described in Item 9A of this Report, we believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediated.

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

Currently, our primary product is The Vivos Method, inclusive of MyoCorrect and our SleepImage HST. Our secondary source of revenue is our clinical training and practice support programs, including Billing Intelligence Services, Airway Intelligence System and AireO2. We expect that sales of the component aspects of The Vivos Method and our services to our VIPs related to the use of such treatments will account for a significant majority of our prospective revenue for the foreseeable future. We currently market and sell our appliances (which are central to The Vivos Method) primarily in the United States and Canada, with a very limited presence in Australia. The Vivos Method is different from current surgical and non-surgical treatments dentofacial abnormalities and/or mild to severe OSA and snoring, therefore we cannot assure you that dentists in corroboration with physicians will use The Vivos Method or become VIPs, and demand for The Vivos Method may decline or may not increase as quickly as we expect. Also, we cannot assure you that The Vivos Method will compete effectively as a treatment alternative to other more well-known and well-established therapies, such as CPAP, mandibular advancement, or palatal surgical procedures. Since The Vivos Method currently represents our primary product, and since our VIP program is our primary means of commercialization, we are significantly reliant on the level of recurring sales of The Vivos Method treatment and decreased or lower than expected sales or recruitment and maintenance of new VIPs would cause us to lose all or substantially all of our revenue.

A material portion of our future revenue is expected to derive from sales and enrollments of new dentists into our Vivos Integrated Practice (VIP) program, including dentists who are part of a DSO which leaves us reliant on the willingness of dentists and/or DSO groups to continue to enroll.

We believe that The Vivos Method is the first commercially available treatment based on our proprietary technology for the treatment of dentofacial abnormalities and/or mild to severe OSA. Our success depends both on the sufficient acceptance and adoption by the medical/dental community of The Vivos Method as a non-invasive treatment for the treatment of dentofacial abnormalities and/or mild to severe OSA. Currently, a relatively limited number of dentists and other medical clinicians provide treatment with The Vivos Method. We cannot predict how quickly, if at all, the medical/dental community will accept The Vivos Method, or, if accepted, the extent of its use. For us to be successful:

●	our dentist customers and referring physicians must believe that The Vivos Method offers meaningful clinical and economic benefits for the treating provider and for the patient as compared to the other surgical and non-surgical procedures or devices currently being used to treat individuals with dentofacial abnormalities and/or mild to severe OSA and referring physicians must write a prescription for the use of a Class II Vivos appliance;

●	our dentist customers must believe patients will pay for The Vivos Method out-of-pocket, and patients must believe that paying out-of-pocket for treatment in The Vivos Method is the best alternative to either doing nothing or entering into another treatment option; and

●	Our dentist customers must be willing to pay us for the right to become VIPs and to commit the time and resources required to learn the new clinical and technical skills and invest in the technology required to treat patients with dentofacial abnormalities and/or mild to severe OSA using The Vivos Method. Independent dentists as well as dentists affiliated with a DSO may not desire to continue to enroll in our VIP or DSO program.

In reference to the treatment of mild to severe OSA and snoring, studies have shown that a significant percentage of people who have OSA remain undiagnosed and therefore do not seek treatment. Many of those patients who are diagnosed with OSA may be reluctant to seek treatment because of the significant costs of treatment given the less severe nature of their condition, the potentially negative lifestyle effects of traditional treatments, and the lack of awareness of new treatment options. If we are unable to increase public awareness of the prevalence of OSA or if the medical/dental community is slow to adopt or fails to adopt The Vivos Method as a treatment for their patients, we would suffer a material adverse effect on our business, financial condition and results of operations.

The failure of large U.S. customers or DSO to pay for their purchases of The Vivos Method products and services on a timely basis could reduce our future sales revenue and negatively impact our liquidity.

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

We face risks from negative publicity from unregistered oral appliances which has and may continue to hurt our sales.

On or about March 1, 2023, CBS News reported the tragic case of a woman with a malocclusion and breathing problem who had received treatment via a fixed oral appliance known as the AGGA (Anterior Growth Guidance Appliance). According to the televised CBS report, the device created serious issues with her dentition and jaws, resulting in the loss of several anterior teeth. The patient filed a $10 million lawsuit against the treating dentist. News of this lawsuit quickly spread throughout the country, and particularly within the dental and orthodontic communities. Within days, rumors and wildly untrue statements were published on social media platforms and elsewhere that began to associate and confuse our appliances with the AGGA. Our company was not named in the lawsuit, nor was our device implicated in creating the tooth displacement and other concerns that gave rise to the lawsuit. We have never had any association or affiliation with the AGGA device or its promoters, nor have we ever endorsed these kind of counterfeit fixed oral appliances that make unproven and unsubstantiated claims. The AGGA is a non-FDA cleared oral appliance. We believe that the publicity regarding the AGGA device generated confusion and apprehension amongst both existing VIP dentists and other non-affiliated dentist prospects. We believe that our VIP enrollments and sales of our appliances in the first and second quarter of 2023 decreased as a result of the negative publicity. The persistence of negative publicity regarding the use of oral appliances to treat OSA could continue to have a material adverse effect on our revenue and overall results of operations.

The failure to expand our market penetration with DME distribution agreements would adversely affect our revenue and results of operations.

During 2023, we entered into distribution collaborations with third parties to expand access of our products to potential patients. We hope that these strategic initiatives will lead to revenue growth opportunities for us in 2024 and beyond, and our ability to capitalize on these initiatives is expected to be a material aspect of our sales and marketing program going forward. These distribution agreements could be subject to the success from a pilot program, and regulatory approvals prior to us being able to fully deploy these arrangements. The failure of any pilot program or to obtain regulatory approval could lead to termination of a DME relationship. Even if our DME distribution arrangements proceed, we may not be able to achieve our planned growth or, even if we are able to expand our market penetration as planned, any new territories may not be profitable or otherwise perform as planned. Failure to successfully implement our growth strategy with DMEs would have an adverse impact on our business, financial condition, and results of operations.

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

If we are unable to find and onboard VIPs in existing markets or new markets, our revenue and profitability may be harmed, we may not be able to implement our growth strategy and our financial results may be negatively affected.

Moreover, we have begun to expand marketing and related efforts to medical professional beyond the dentistry community. We may be unable to convince medical sleep specialists, cardiologists, pediatric sleep specialists, chiropractors, nutritionists and other professionals of the benefits of The Vivos Method specifically and a multidisciplinary approach to treating OSA in general. Our inability to implement strategies in increase our VIP enrollments or generate interest from other medical professionals who could refer patients to our VIPs would have a material adverse effect on our revenues and results of operations.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

Our limited history of sales of The Vivos Method and VIP enrollments and subscriptions, together with our history of losses, make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. Our valuation and the price of our securities will likely fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	our inability to attract demand for and obtain acceptance of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to severe OSA and snoring by both medical professionals and their patients;

●	the success of alternative therapies and surgical procedures to treat individuals, and the possible future introduction of new products and treatments;

●	our ability to design, implement and as necessary modifying pricing programs for VIP enrollment and subscription fees;

●	our ability to expand by adding additional VIPs in leading major metro areas;

●	the expansion and rate of success of our marketing and advertising efforts to both consumers and dentists as well as other medical professionals, and the rate of success of our direct sales force in the United States and internationally;

●	Failure of third-party contract manufacturers to deliver products or provide services in a cost effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future clinical studies, and the possibility that the results of any future study may be adverse to our product and services, or reveal some heretofore unknown risk to patients from treatment in The Vivos Method; the failure by us to make professional presentation and publication of positive outcomes data from these clinical studies, and the increased adoption of The Vivos Method by dentists as a result of the data from these clinical studies;

●	actions relating to ongoing FDA compliance;

●	the size and timing of orders from dentists and independent distributors;

●	our ability to obtain reimbursement for The Vivos Method (i.e., billable oral appliances and orofacial myofunctional therapy) in the future from third-party healthcare insurers;

●	the willingness of patients to pay out-of-pocket for treatment in The Vivos Method in the absence of reimbursement from third-party healthcare insurers, for; decisions by one or more commercial health insurance companies to preclude, deny, limit, reduce, eliminate, or curtain reimbursement for treatment in whole or part by The Vivos Method;

●	unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;

●	the effects of global or local pandemics or epidemics and governmental responses, such as COVID-19;

●	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing treatments for mild to severe OSA, as well as seasonal fluctuations resulting from adverse weather conditions, earthquakes, floods or other acts of nature in certain areas or regions that result in power outages, transportation interruptions, damages to one or more of our facilities, food shortages, or other events which may cause a temporary or long-term disruption in patient priorities, finances, or other matters; and

●	general economic conditions as well as those specific to our customers and markets.

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

The SleepImage HST used in our VivoScore Program is a relatively new technology which could take longer to gain acceptance within the medical and dental communities. If medical and dental care providers do not utilize this new technology, or if the test is not as effective as anticipated, the financial results from the program may be lower than currently expected. Also, we are subject to many risks associated with this new technology that we are unable to presently identify, such as pricing, competition, marketing and regulatory risks. If we fail to adequately identify and respond to such risks in a timely manner on our business, financial condition and results of operations could be adversely affected.

Moreover, the design and implementation of our VivoScore Program is new, as the current program arose following our renegotiated agreement with MyCardio LLC in early 2022. Therefore, we face the risks associated with establishing a new revenue center as the VivoScore Program itself (under which we lease the SleepImage ring recorder to dentists) may not attract a following sufficient enough to make the program a successful revenue generator for us.

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

We have conducted, and continue to conduct, a number of clinical studies of the use of The Vivos Method to treat patients with dentofacial abnormalities and/or mild to severe OSA in the United States and Canada. We are involved in a number of ongoing clinical studies evaluating clinical outcomes from the use of The Vivos Method including prospective, randomized, placebo-controlled studies, as well as clinical studies that are structured to obtain additional clearances from the FDA for expanded clinical indications for use of The Vivos Method.

We cannot assure you that these clinical studies will continue to demonstrate that The Vivos Method provides clinical effectiveness for individuals with dentofacial abnormalities and patients diagnosed with mild to severe OSA, nor can we assure you that the use of The Vivos Method will prove to be safe and effective in clinical studies under United States or international regulatory guidelines for any expanded indications. Additional clinical studies of The Vivos Method may identify significant clinical, technical or other obstacles that will have to be overcome prior to obtaining clearance from the applicable regulatory bodies to market The Vivos Method for such expanded indications. If further studies of The Vivos Method indicate that it is not a safe and effective, our ability to market The Vivos Method, and generate substantial revenue from additional sales, may be materially limited.

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

Whenever practical, The Vivos Method is paid for primarily out-of-pocket by patients, with any available health insurance coverage being reimbursed if and as paid at a later date, where the patient is being treated for dentofacial abnormalities and/or mild to severe OSA.

The cost of treatments for dentofacial abnormalities and/or mild to severe OSA, such as CPAP, and most surgical procedures generally are covered and reimbursed in whole or part by third-party healthcare insurers. The Vivos Method is a customized protocol often combined with custom oral appliance therapy, some of which currently qualify for reimbursement. Our ability to generate revenue from additional sales of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to severe OSA may be materially limited by the extent to which reimbursement of The Vivos Method is available in the future. In addition, third-party healthcare insurers are increasingly challenging the prices charged for medical products and procedures. If we are successful in our efforts to obtain reimbursement for the billable procedures within The Vivos Method, any changes in this reimbursement system could materially affect our ability to continue to grow our business.

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

The majority of patients being treated today for OSA, domestically and internationally, are initially referred to pulmonologists or other sleep specialists by their primary care physicians. Pulmonologists or other sleep specialists typically administer a polysomnogram, or overnight sleep study, to diagnose the presence and severity of OSA. If an individual is diagnosed with OSA by a qualified medical doctor, CPAP is typically prescribed as the therapy of choice. Although we offer The Vivos Method through our VIPs, our domestic sales organization does not generally call on sleep specialists or third-party sleep centers to sell The Vivos Method, and we do not believe that most qualified sleep specialists today would recommend The Vivos Method to their patients with mild to severe OSA. We cannot predict the extent to which medical doctors will, in the future, endorse or recommend our protocol to their patients, even for those who are unwilling or unable to comply with other alternative therapies.

We face significant competition in the rapidly changing market for treating mild to severe OSA and snoring in adults, and we may be unable to manage or respond to competitive pressures.

The market for treating mild to severe OSA and snoring in adults, is highly competitive and evolving rapidly. According to the American Sleep Apnea Association, over 100 different oral appliances are FDA cleared for the treatment of snoring and mild to severe obstructive sleep apnea. The Vivos Method must compete with more established products, treatments and surgical procedures, which may limit our growth and negatively affect our business. Many of our competitors have an established presence in the field and have established relationships with pulmonologists, sleep clinics and ear, nose and throat specialists, which play a significant role in determining which product, treatment or procedure is recommended to the patient. We believe certain of our competitors are attempting to develop innovative approaches and new products for diagnosing and treating OSA and other sleep disordered breathing conditions. We cannot predict the extent to which ENTs, oral maxillofacial surgeons, primary care physicians or pulmonologists would or will recommend The Vivos Method over new or other established devices, treatments or procedures.

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

Although we sell our product directly to our corporate-owned and independent VIP practices, our experience in marketing and selling The Vivos Method or VIP program through a direct sales organization in the United States is limited. We may not be able to maintain a suitable sales force in the United States or train up a suitable number of VIPs, or enter into or maintain satisfactory marketing and distribution arrangements with others. Our marketing and sales efforts may not be successful in increasing awareness and sales of The Vivos Method. In addition, other marketing efforts like MID and our collaborations with Candid, Ormco and On Demand Orthodontist may not increase revenue to the extent we currently anticipate.

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

It is critical to the success of our sales efforts that there is an increasing number of dentists familiar with, trained in, and proficient in the use of The Vivos Method. Currently, dentists learn to use The Vivos Method through hands-on, on-site training or virtual training by our representatives. However, to receive this training, dentists must be aware of The Vivos Method as a treatment option for dentofacial abnormalities and/or mild to severe OSA and snoring in adults and be interested in using the protocol in their practice. We cannot predict the extent to which dentists will dedicate the time and energy necessary for adequate training in the use of our proprietary treatments, have the knowledge of or experience in the clinical outcomes or feel comfortable enough to recommend it to their patients. Even if a dentist is well versed in The Vivos Method, he or she may be unwilling to require patients to pay for it out-of-pocket. If dentists do not continue to accept and recommend The Vivos Method, our revenue could be materially and adversely affected.

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

We incur costs and expend other resources in our marketing efforts to attract and retain VIPs and other medical professionals. Our marketing activities are principally focused on increasing brand awareness in the communities in which we provide services. We expect to continue to undertake aggressive marketing campaigns to increase medical and dental community awareness about our product and service capabilities. We conduct our marketing efforts in neighborhoods through channels such as direct mail, billboards, radio advertisements, physician open houses, community sponsorships and various social media. If we are not successful in these efforts, we will have incurred expenses without materially increasing revenue.

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

We believe that our non-surgical treatment of limited duration is preferable relative to mild to severe OSA CPAP users or other oral appliance or surgical therapies, resulting in improved patient compliance. However, we have limited clinical evidence to support our beliefs that patient compliance in the use of our products is superior to competitive products. If actual patient compliance as studied in a clinical trial (should we conduct one) proves less than what we had anticipated, the acceptance of The Vivos Method in the marketplace, and our revenues and overall results of operations, may be adversely impacted.

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

Healthcare providers (including our VIPs), physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation of The Vivos Method. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand, and physicians and patients on the other. The Patient Protection and Affordable Care Act, as amended (or the PPACA), amended the intent requirement of the federal Anti-Kickback Statute and, as a result, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to Avoid, decrease or conceal an obligation to pay money to the federal government. The PPACA provides, and recent government cases against medical device manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (or HITECH), and its implementing regulations, and as amended again by the final HIPAA omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates;

●	Federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (or CMS), information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require medical device companies to comply with the specific industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and

●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We have engaged in and may continue to pursue acquisitions of complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

We have engaged in and may continue to pursue acquisitions or licenses of technology to, among other things, expand the scope of products and services we provide. For example, in February 2023, acquired certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business or technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating an acquired business or technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

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

We depend on certain key personnel.

We substantially rely on the efforts of our current senior management, including our Chief Executive Officer, R. Kirk Huntsman, our Chief Financial Officer, Brad Amman and Susan McCullough, our EVP of Operations, among others. Our business would be impeded or harmed if we were to lose their services. In addition, if we are unable to attract, train and retain highly skilled technical, managerial, product development, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

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

We have received an FDA warning letter in the past when such a letter was received by our subsidiary BioModeling Solutions, Inc. (“BioModeling” or “BMS”) in January 2018 following a routine FDA audit. In its letter, the FDA noted matters such as inadequate documentation of certain FDA-required procedures, not keeping certain records and materials in paper format and in triplicate, and using certain descriptive words and phrases on its website and in marketing materials that were unapproved in advance by FDA. We believe these issues have been resolved as of our latest FDA audit in fall of 2022 by not having any repeat offenses from the stated observations of said warning letter and we have submitted written request to have the warning letter resolved.

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

We conducted our initial public offering in December 2020, and a follow-on offering in May 2021. Therefore, the market for our common stock is relatively new, and has experienced periods of inactivity as well as significant volatility. We cannot assure you that an orderly and liquid trading market for our common stock will develop, or if it does develop, it may not be maintained. You may not be able to sell your common stock quickly or at the market price if trading in our securities is not active.

The market price of our common stock has been and may continue to be highly volatile, and you could lose all or part of your investment.

The market price of our common stock has been, and is likely in the future to be, volatile (which we define the frequency and magnitude of movements in the market price for our common stock). As we believe is typical for smaller public companies, particularly those who operate in our industry, our common stock prices have been volatile around the times we announce significant news to the marketplace or when we conduct financings. For example, in late November 2023, we announced that our CARE appliances were cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed. This announcement was followed by an over 800% increase in the price of our common stock with over 46 million shares of common stock traded on November 29, 2023. There is a significant risk that this level of upward market volatility will not be sustained, and downward volatility in our public stock price could lead to investment losses by our stockholders. It is important to note that market volatility is not something over which we have direct control.

Moreover, volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

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

In addition, the stock market in general, and the stock of publicly-traded medical technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and downward volatility in our public stock price could lead to investment losses by our stockholders.

We are presently subject to potential delisting from Nasdaq, and our failure to meet and maintain the continuing listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.

If we fail to satisfy the continuing listing requirements of Nasdaq, such as the corporate governance, stockholders equity or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. During 2022, we received two notices from Nasdaq informing us of our failure to comply with two continuing Nasdaq listing requirements: failure to timely file our reports with the SEC, and failure to achieve the Nasdaq minimum bid price for 30 consecutive trading days. While both of these deficiencies were cleared by January 2023, we became subject to additional delisting from Nasdaq during 2023, one for failure to meet the minimum bid requirement and the other for failing to meet Nasdaq’s $2.5 million minimum stockholders’ equity requirement.

On September 21, 2023, we received a written notice from the Nasdaq staff confirming that since, as of that date, we failed to meet the minimum bid price requirement, and because as of the period ended June 30, 2023 we also failed the minimum stockholders’ equity requirement, Nasdaq would commence delisting proceedings against us. As permitted under Nasdaq rules, we appealed the Nasdaq staff’s determination and requested a hearing (the “Hearing”) before a Nasdaq Hearing Panel (the “Hearing Panel”). The Hearing request stayed any delisting or suspension action by the Nasdaq staff pending the issuance of the Hearing’s Panel decision. The Hearing took place on November 9, 2023.

Prior to the date of the Hearing, we effectuated a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-25. The reverse stock split became effective on October 25, 2023, and our common stock began trading on a post-reverse stock split basis on the Nasdaq on October 27, 2023. To satisfy the minimum bid requirement, our common stock was required to trade at above $1.00 per share for at least 10 trading days, and this was achieved on November 9, 2023. We therefore believe that the Hearing Panel should find that we have regained compliance with the Minimum Bid Requirement.

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the minimum stockholders’ equity requirement (the “Equity Rule”), which plan includes raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. These conditions include providing an update as to our plan to regain compliance with the Equity Rule as well as demonstrating compliance by March 19, 2024. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. We believe that we will be able to regain and maintain compliance with both the minimum bid requirement and the minimum stockholders’ equity requirement, which would allow our common stock to continue to trade on Nasdaq. However, there can be no assurance that the Hearing Panel will agree with our plan, that will be provided adequate time to achieve compliance or, even if provided adequate time, that we will in fact be able to regain and maintain compliance with both requirements, in which case our common stock would be subject to delisting from Nasdaq. Such a delisting could have a material adverse effect on our stock price, the ability of our stockholders to buy or sell their common stock, and our reputation, all of which could make it significantly more difficult to operate our company.

The terms of our November 2023 private placement and February 2024 warrant exercise transaction could hamper our fundraising efforts.

In November 2023, we consummated in a $4 million private placement with a single institutional investor. The terms of the Securities Purchase Agreement related to such private placement contain certain restrictions that could hamper our future fundraising efforts. Specifically:

(a) from November 2, 2023 until forty-five (45) days after the effective date of the registration statement, neither our company nor any subsidiary of our company shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or securities convertible into or exercisable for common stock or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated by the Registration Rights Agreement we entered into with the investor; or

(b) from November 2, 2023 until twelve (12) months after the effective date of the registration statement, we shall be prohibited from effecting or entering into an agreement to effect any issuance by us or any of our subsidiaries of any shares of common stock or securities convertible into or exercisable for common stock (or a combination of units thereof) involving a “variable rate transaction”, meaning a transaction in which we (i) issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (i) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock or (ii) enter into, or effect a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby we may issue securities at a future determined price.

On February 14 2024, we entered into a warrant inducement letter (the “Inducement Agreement”) with the same institutional investor. The terms of this Inducement Agreement contain certain restrictions that could hamper our future fundraising efforts. Specifically:

(a) from February 14, 2024 until forty-five (45) days after the closing date of the Inducement Agreement, neither our Company nor any subsidiary of our Company shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or securities convertible into or exercisable for common stock or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated by the Registration Rights Agreement we entered into with the investor

(b) From February 14, 2024 until six (6) months after the effective date of the registration statement we are required to file in connection with the transactions contemplated by the Inducement Agreement, we shall be prohibited from effecting or entering into an agreement to effect any issuance by us or any of our subsidiaries of any shares of common stock or securities convertible into or exercisable for common stock (or a combination of units thereof) involving a “variable rate transaction”, meaning a transaction in which we (i) issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (i) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock or (ii) enter into, or effect a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby we may issue securities at a future determined price.

The existence of these restrictions could reduce the number of fundraising structures available to us, or could discourage potential investors from making offers of investment to us. As a result, we may find it more difficult to raise required funding at times and on terms we deem desirable, and our inability to raise necessary funding could have a material adverse effect on our company and stock price. This is of particular risk to our company as of the date of this Report, since we need to raise additional equity capital to bolster our stockholders’ equity for Nasdaq Stock Market purposes and to fund and grow our business generally.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Processes to manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process. Our cybersecurity risks include theft of business data, fraud or extortion, lack of access to our information systems, harm to employees, harm to business partners, violation of privacy laws, potential reputational damage, and litigation or other legal risk if a cybersecurity incident were to occur. It is difficult to assign a monetary materiality assessment to these risks or to the impact if we were to sustain a breach of our systems. Our approach is based on the premise that any cybersecurity incident could result in material harm to our company.

We utilize a seasoned and mature artificial intelligence-based security system that learns and monitors the actions of individuals that have access to our networks and systems, including location of access (notably from international locations), email, and SAAS platforms that we don’t host. The system not only protects based off of the specific rules implemented, it also takes action based on user activity (including remote access to our systems by our employees) that is outside their normal behavior pattern. Additionally, our employees go through cybersecurity awareness training as part of their onboarding procedures.

If a threat is detected, our system automatically notifies our internal information systems management (“ISM”) team of all activities and ranks those activities based on their level of threat to the system and/or deviation of behavior from normal. Severe threats notify the ISM team via text message, regardless of hours of operation. In addition to the notification, the system will automatically take action to secure the system, up to and including blocking user accounts and access. The ISM team will then review the notification, assess the action that was taken against the actual threat, and then clear the condition or take further action.

To mitigate risk, we periodically evaluate and assess the threat landscape and our security controls, through assessments, regular network and endpoint monitoring. We also have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers, including performing diligence on certain third parties that have access to our systems, data or facilities that store such systems or data, continually monitoring cybersecurity threat risks identified through such diligence

Under our framework, cybersecurity issues, including those involving vulnerabilities introduced by our use of third-party software, are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact.

As of the date of this Report, there have been no cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition.

Governance

Matters determined to present potential material impacts to our financial results, operations, and/or reputation would immediately be reported by our Senior Vice President of Technology to our Chief Financial Officer and escalated, as appropriate, to our board of directors or individual members or committees thereof, in accordance with our escalation framework. Given the lack of material cybersecurity incidents relating to our company, we have not been required to escalate any matters to our board of directors, although management keeps the board of directors periodically informed of cybersecurity matters. In addition, we have established procedures to ensure that members of our management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.

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

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. On February 1, 2023, Ortho-Tain filed a motion to re-open the district court case and set a status conference. On February 22, 2023, Vivos filed a notice of non-opposition joining that request. On July 26, 2023, the District Court reopened the case. On February 14, 2024, the District Court issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court’s order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, Vivos filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on  March 19, 2024. Vivos’ reply in support of the motion to dismiss is to be filed by March 26, 2024. On March 20, 2024, the Court ordered that Vivos’ motion to dismiss for lack of jurisdiction will be referred to the panel of judges to be assigned to the appeal, that no ruling on the motion to dismiss would issue at this time, and that Ortho-Tain is to file its opening brief on or before April 29, 2024.

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

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Gurdev Dave Singh. The Company’s Demand for Arbitration alleged that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company, and requests that the Arbitrator declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. On December 7, 2022, Dr. Singh filed a Cross-Complaint in the Arbitration alleging claims against the Company for breach of contract, employment discrimination, and violation of the Colorado Wage Act. On August 18, 2023, the Company filed an Amended Demand for Arbitration to add two claims for breach of contract of the restrictive covenants for Dr. Singh’s work with Koala Plus and with Stimcore. On January 8, 2024, the Company and Dr. Singh reached a settlement and the arbitration has been closed, with the arbitrator maintaining jurisdiction for any issues that may arise from the enforcement of the settlement agreement.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “VVOS”. On March 26, 2024, the last reported sale price of the shares of our common stock as reported on NASDAQ was $4.47 per share.

Holders of Record

On March 26, 2024, we had approximately 7,309 stockholders of record. On March 26, 2024, there were 2,731,270 shares of our common stock issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name

Recent Sales of Unregistered Securities

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

In November 2020, Vivos Therapeutics issued warrants to certain shareholders to purchase an aggregate of 13,000 shares of common stock. Such warrants are substantially similar to the Series B Warrants except such warrants will be exercisable for a period of 36 months, beginning six months after the consummation of the initial public offering and ending on the forty-second month anniversary of the consummation of our initial public offering. See “Management—October 2020 Derivative Demand and Settlement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021 for further information on the issuance of these warrants.

On March 12, 2021, Vivos Therapeutics granted options to purchase up to 5,800 shares of common stock at an exercise price of $187.50 share in the following amounts to employees and consultants, 4,800 to two employees (4,000 and 800 respectively) with standard vesting on each of the following dates: (i) 20% as of the date of grant and (ii) 20% at the end of each year following the date of grant, and 1,000 to a consultant with standard vesting on each of the following dates: (i) 20% as of the date of grant and (ii) 20% at the end of each year following the date of grant.

On March 29, 2021 and as part of the acquisition of certain assets from, and the entry into related agreements with, MyoCorrect, LLC and its affiliates, Vivos Therapeutics issued three-year warrants to purchase 8,000 shares of our common stock with an exercise price of $187.50 per share. 1,000 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable upon the achievement of pre-determined performance metrics related to the utilization of MyoCorrect. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On April 14, 2021 and as part of the acquisition of certain assets from, and the entry into related agreements with, Lyon Management & Consulting, LLC and its affiliates, we issued three year warrants to purchase 1,000 shares of our common stock with an exercise price of $222.50 per share. 200 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable at the end of each anniversary year following the issuance date. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

During the period from March 12, 2021 through March 30, 2021, Vivos Therapeutics issued warrants to purchase an aggregate of 3,800 shares of common stock to contractors and consultants in exchange for services. These warrants have an exercise price of $187.50 per share. 1,800 of these warrants vested initially upon issuance, but the remainder only vest and become exercisable at the end of each anniversary year following the issuance date. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On February 25, 2022 the Company issued 11,600 stock options to certain employees and officers with an exercise price of $81.75 per share, one-fifth vested on the date of grant, and one-fifth vests annually through February 25, 2026. Additionally, the Company issued warrants to purchase 3,200 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $81.75 per share, vesting monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On May 12, 2022, the Company issued 10,600 stock options to certain employees and officers with an exercise price of $32.25 per share, one-fifth vested on the date of grant, and one-fifth vests annually through May 12, 2027. Additionally, the Company issued warrants to purchase 5,200 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $32.25 per share. 1,600 of these warrants vested immediately upon issuance, 2,400 of these warrants vest monthly over a six month term and 1,200 of these warrants vest monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On July 8, 2022, the Company issued 600 stock options to a certain employee with an exercise price of $36.25 per share, one-fifth vested on the date of grant, and one-fifth vests annually through July 8, 2027.

On December 23, 2022, the Company issued 56,167 stock options to certain employees and officers with an exercise price of $12.00 per share, 31,500 of these options vested one-fifth on the date of grant, and one-fifth vests annually through December 23, 2026, 6,400 of these options vested 50% on the date of grant, and 25% vest on March 23, 2023, and the remaining 25% vest on June 23, 2023, and 18,267 of these options vested immediately upon issuance. Additionally, the Company issued warrants to purchase 34,000 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $12.00 per share. 22,300 of these warrants vested immediately upon issuance, 1,100 of these warrants vest quarterly over one year term, 4,600 of these warrants vest quarterly over two year term of the agreement, 2,000 of these warrants vest annually over two year term, and 4,000 of these warrants exercisable upon the achievement of pre-determined performance metrics. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On January 9, 2023, the Company, closed a private placement (the “Private Placement”) pursuant to which the Company agreed sell up to an aggregate of $8,000,000 of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (or a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). No actual units will be issued in the Private Placement.

Pursuant to the Purchase Agreement, the Company agreed to issue and sell in the Private Placement 80,000 Shares, Pre-Funded Warrants to purchase up to an aggregate of 186,666 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 266,667 shares of Common Stock (collectively with the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants, the “Warrant Shares”). The purchase price per Share and associated Common Stock Purchase Warrant was $30.00, and the purchase price per Pre-Funded Warrant and associated Common Stock Purchase Warrant was $29.9998.

Each Common Stock Purchase Warrant entitles the holder, for a period of five years and 6 months, to purchase one share of Common Stock at an exercise price of $30.00 per share. Each Pre-Funded Warrant entitles the holder, for a period until all Pre-Funded Warrants are exercised, to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

On November 2, 2023, the Company closed a private placement (the “November 2023 Private Placement”) with an institutional investor pursuant to which the Company sold an aggregate of $4,000,003 of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock at an exercise price of $0.0001 per share, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant (the “Series B Warrant”) to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share.

On February 14, 2024, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor in the November 2023 Private Placement pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, we agreed to issue to the investor, in a new private placement transaction (the “Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share, and (ii) an 18-month, Series B-2 common stock purchase warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (collectively, the “Inducement Warrants” and such aggregate 1,470,592 shares of Common Stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is provided as of December 31, 2023, regarding our common stock that may be issued under our 2017 stock and option award plan (the “2017 Plan”), and our 2019 stock and option award plan (the “2019 Plan”).

	Shares to be Issued Upon
	Exercise of Outstanding
	Options, and Rights			Securities
	Number of		Weighted Average	Available For Future
Plan Category:	Shares		Exercise Price	Issuance

Equity compensation plans approved by security holders:
2017 Plan	53,333	(1)	$-	-
2019 Plan	174,667	(2)	-	100,750

Total	228,000		72.50	100,750

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,667 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan.

Dividend Policy

As of the date of this Annual Report on Form 10-K, we have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our future ability to pay cash dividends on our stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

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

Overview

We are a revenue stage medical technology company focused on the development and commercialization of innovative treatment alternatives for patients with dentofacial abnormalities and/or patients diagnosed with mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We believe our technologies and conventions represent a significant improvement in the treatment of mild to severe OSA versus other treatments such as continuous positive airway pressure (“CPAP”) or palliative oral appliance therapies. Our alternative treatments are part of The Vivos Method.

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Approximately 42,000 patients have been treated to date worldwide with our entire current suite of products by more than 1,900 trained dentists.

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

New VIP Enrollments (Service Revenue). Enrolling dental practices as VIPs is the first step in our ability to generate new revenue. As part of the VIP enrollment fee, we enter into a service contract with VIPs under which they receive training on the use of the Vivos treatment modalities. VIPs have the ability to start generating revenue for us and themselves after this training. To entice dentists to enroll as VIPs, we have worked with different marketing programs (which we generally call a “discovery track”) with respect to the payment of VIPs enrollment fee, including discounts and payment plans. Once VIPs execute their VIP enrollment agreement, the discovery track allows the VIP 45 to 60 days to obtain financing and pay the enrollment fee. Ongoing support and additional training is provided throughout the year under the services contract, which includes access to our proprietary Airway Intelligence Services, which provides the VIP with resources to help simplify the sleep apnea diagnostic and Vivos treatment planning process.

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

Product Sales Revenue. Enrolling new VIPs is key to our ability to generate revenue, but equally as important is the number of Vivos treatment case starts that our VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 38% of our VIPs initiated a new case as of December 31, 2023. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including a custom single arch device with an FDA 510(k) clearance for treating TMD and/or Bruxism (teeth grinding or clenching). We have rebranded the AFD products as Vivos Versa, Vivos Vida and Vivos Vida Sleep. During the remainder of 2023 and beyond, we will look to increase sales of these acquired products, but we may be unable to do so to our advantage. As described further below, during 2023 we entered into a distribution agreement with Lincare, a leading durable medical equipment (“DME”), to distribute certain of our products, including those we acquired from AFD.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of December 31, 2023, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists a simple yet profitable way to screen their patients for OSA using the SleepImage® home sleep test. Patients with OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue during 2023.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed). Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized and enrollment will begin in 2024. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

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

For example, on June 1, 2023, we entered into a non-exclusive distribution agreement with Lincare, a leading supplier in the United States of respiratory products, such as CPAP equipment. Lincare currently provides respiratory products to approximately 1.8 million patients nationwide. Pursuant to this agreement, Lincare began to distribute certain of our products in the United States, including the Vida™, VidaSleep™, and Versa®. The distribution agreement was subject to a 90-day pilot program in Colorado and Florida. Within weeks of starting the pilot program, Lincare reported an initial 36% positive patient response to our products subject to the agreement.

On October 24, 2023, we announced the conclusion of this pilot program and an amendment to our Lincare agreement to appoint Lincare as our exclusive DME distributor in the U.S. for a period of 6-months to distribute the products described above. Although the roll out has been slower than anticipated, plans are underway to extend the scope of the distribution territory beyond the initial two markets into Texas, Virginia, North Carolina, New Jersey and at least one other major market. Others are expected to follow soon thereafter. We are hopeful that this new form of arrangement with Lincare and possibly other DME companies will help us increase our product revenues in 2024 and beyond.

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

Vivos was not named in the lawsuit, nor was our device implicated in creating the tooth displacement and other concerns that gave rise to the lawsuit. To our knowledge, in approximately 42,000 patients treated, Vivos oral appliances have never caused the loss of even a single tooth, and we have never been sued over a patient complaint or safety issue. Vivos has never had any association or affiliation with the AGGA device or its promoters, nor has the Company ever endorsed these kind of counterfeit fixed oral appliances that make unproven and unsubstantiated claims.

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

The FDA regulates and categorizes all medical devices claiming to treat obstructive sleep apnea (OSA) and/or TMD disorders as Class II devices and requires that they have a 510(k) clearance in order to be used with patients. The AGGA device does not have any such FDA clearance, nor are there any known peer-reviewed and published studies validating the safety and efficacy of this device. In stark contrast, all Vivos oral appliances are duly registered or cleared by the FDA according to strict FDA guidelines. Our appliances and attending protocols for proper use are also backed by extensive peer reviewed published research. Moreover, Vivos appliances operate on a completely different mechanism of action than that of the AGGA and similar devices on the market. Vivos has always maintained that such appliances tend to create inflammation and pose other risks that are unacceptable. The AGGA is a fixed appliance, whereas Vivos appliances are removable devices.

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

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and the attacks by Hamas on Israel in October of 2023 and Israel’s responses have disrupted commercial and capital markets and emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

Potential Nasdaq Delisting. As previously reported, we are currently subject to two Nasdaq Stock Market (“Nasdaq”) listing deficiencies, one related to Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Requirement”) and a second related to Nasdaq’s $2,500,000 minimum stockholders’ equity requirement (the “Minimum Stockholders’ Equity Requirement”).

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

Prior to the date of the Hearing, we effectuated a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 25, 2023, and our common stock began trading on a post-Reverse Stock Split basis on the Nasdaq on October 27, 2023. To satisfy the Minimum Bid Requirement, our common stock was required to trade at above $1.00 per share for at least 10 trading days, and this was achieved on November 9, 2023. We therefore have regained compliance with the Minimum Bid Requirement.

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the minimum stockholders’ equity requirement (the “Equity Rule”), which plan includes raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. These conditions include providing an update as to our plan to regain compliance with the Equity Rule as well as demonstrating compliance by March 19, 2024. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. We believe that we will be able to regain and maintain compliance with both the minimum bid requirement and the minimum stockholders’ equity requirement, which would allow our common stock to continue to trade on Nasdaq. However, there can be no assurance that the Hearing Panel will agree with our plan, that will be provided adequate time to achieve compliance or, even if provided adequate time, that we will in fact be able to regain and maintain compliance with both requirements, in which case our common stock would be subject to delisting from Nasdaq. Such a delisting could have a material adverse effect on our stock price, the ability of our stockholders to buy or sell their common stock, and our reputation, all of which could make it significantly more difficult to operate our company.

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

Other income. Other income relates to the PPP loan forgiven in January 2022 by the SBA, as well as excess warrant fair value and change in fair value of warrant liability.

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

Results of Operations

Comparison of Years ended December 31, 2023 and 2022

Our consolidated statements of operations for the years ended December 31, 2023 and 2022 are presented below (dollars in thousands):

	2023	2022	Change

Revenue
Product revenue	$6,270	$8,381	$(2,111)
Service revenue	7,531	7,643	(112)
Total revenue	13,801	16,024	(2,223)

Cost of sales (exclusive of depreciation and amortization shown separately below)	5,530	6,005	(475)
Gross profit	8,271	10,019	(1,748)
Gross profit %	60%	63%

Operating expenses
General and administrative	22,479	29,041	(6,562)
Sales and marketing	2,467	5,340	(2,873)
Depreciation and amortization	621	669	(48)

Operating loss	(17,296)	(25,031)	7,735

Non-operating income (expense)
Other expense	(212)	(190)	(22)
PPP loan forgiveness	-	1,287	(1,287)
Excess warrant fair value	(6,453)	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	10,231	-	10,231
Other income	147	89	58

Net loss	$(13,583)	$(23,845)	$10,262

Revenue

Revenue decreased approximately $2.2 million, or 14%, to approximately $13.8 million for the year ended December 31, 2023 compared to $16 million for the year ended December 31, 2022. Revenue during 2023 was impacted by a decrease of approximately $2.1 million in product revenue, coupled with a decrease of approximately $0.1 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $1.7 million in appliance sales to VIPs, followed by a decrease of approximately $0.9 million in VIP revenue, a decrease of approximately $0.4 million from our two company-owned dental centers, and a decrease of approximately $0.3 million in BIS revenue. This was offset by an increase of approximately $0.6 million from sleep testing services and devices and an increase of approximately $0.6 million in sponsorship, conference and training related revenue, respectively. Myofunctional therapy remained relatively unchanged at $0.9 million for the year ended December 31, 2023 and 2022.

During the year ended December 31, 2023, we enrolled 150 VIPs and recognized VIP revenue of approximately $3.9 million, a decrease of 19% in enrollment revenue, compared to the year ended December 31, 2022, when we enrolled 196 VIPs for a total of approximately $4.8 million. Revenue growth in 2023 was impacted by updates to key inputs in our revenue recognition methodology, primarily estimated customer lives. As part of our annual process, the estimated customer lives are calculated separately for each year and was estimated to be 23 months in 2023, an increase of 28%, compared to 18 months in 2022. This impacts the amortization of revenue to be spread over longer period of time, thus decreasing the revenue that is recognized over the same period when compared to 2022. Although this negatively impacts our revenue recognition, it is a result of customers staying active for longer period of time, thus increasing our customer retention year-over-year. Additionally, our revenue was impacted by new entry levels into the VIP program, ranging from $2,500 to $50,000 and adding an $8,000 pediatric program, which was received positively by our providers, however it results in lower revenue per contract. This coupled with lower enrollments, resulted in lower revenue for 2023.

For the year ended December 31, 2023, we sold 8,240 oral appliance arches for a total of approximately $6.1 million, a 22% decrease in revenue from the year ended December 31, 2022 when we sold 12,281 oral appliance arches for a total of approximately $7.8 million. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales decreased by approximately $0.5 million to approximately $5.5 million for the year ended December 31, 2023 compared to approximately $6.0 million for year ended December 31, 2022. This was primarily related to a decrease of approximately $0.8 million in lower costs associated with appliances driven by the lower sales explained above, and a decrease of approximately $0.3 million related to VIP training. This was offset by an increase of approximately $0.3 million due to higher costs associated with the ring lease program, and an increase of approximately $0.1 million in membership support costs.

For the year ended December 31, 2023, gross profit decreased by approximately $1.7 million to $8.3 million. This decrease was attributable to a decrease in revenue of approximately $2.2 million offset by a decrease in cost of sales of $0.6 million. Gross margin decreased to 60% for the year ended December 31, 2023, compared to 63% for the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased approximately $6.6 million, or approximately 23%, to approximately $22.5 million for the year ended December 31, 2023, as compared to $29.0 million for the year ended December 31, 2022. The primary driver of this decrease was a change in personnel and related compensation of approximately $3.7 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of reduction in force and less stock options granted during the year. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.9 million related to travel expenses, a decrease of approximately $0.7 million on bad debt expense, a decrease of approximately $0.5 million related to insurance, a decrease of approximately $0.4 million in professional fees, and a decrease of approximately $0.4 million related to research and development, office supplies, bank charges and merchant fees as well as equipment repairs and maintenance, offset by an increase of $0.1 million for annual meeting and proxy related fees.

Sales and Marketing

Sales and marketing expense decreased by $2.9 million to $2.5 million for the year ended December 31, 2023, compared to $5.3 million for the year ended December 31, 2022. This decrease was primarily driven by a $1.0 million decrease in commissions, as well as a $1.0 million decrease related to a reduction in website development, materials and product samples as well as print media and marketing supplies, and a decrease of $0.9 million in conventions and tradeshow expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.6 and $0.7 million for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

Other Income

PPP loan forgiveness was approximately $1.3 million for the year ended December 31, 2022. The PPP loan was forgiven by the SBA in its entirety in 2022.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.8 million, or $10.2 million of other income net of issuance costs of $0.6 million, for the year ended December 31, 2023. The net impact of the private placement warrants on net loss for the year ended December 31, 2023 was approximately $3.8 million of other income.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $13.6 and $23.8 million for the years ended December 31, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $93.1 million as of December 31, 2023.

Net cash used in operating activities amounted to approximately $11.9 and $19.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had total liabilities of approximately $10.3 million.

As of December 31, 2023, we had approximately $1.6 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern. See Note 16 to the financial statements included in this Report for additional information regarding our financing activity following the year ended December 31, 2023.

We previously disclosed that our goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. We have successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales have not grown during 2023 as anticipated as our product offerings and strategies are refined. As such, we now anticipate that we will be required to obtain additional financing to satisfy our cash needs, as management continues to work towards increasing revenue and achieving cash flow positive operations in the foreseeable future.

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate some or all of its operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Net cash provided by (used in):
Operating activities	$(11,946)	$(19,587)
Investing activities	(853)	(924)
Financing activities	10,923	-

Net cash used in operating activities of approximately $11.9 million for the year ended December 31, 2023 is a decrease of approximately $7.6 million compared to net cash used in operating activities of approximately $19.6 million for the year ended December 31, 2022. This decrease is due primarily to the decrease in our net loss of approximately $10.3 million, a favorable net change in the fair value of warrant liability of approximately $10.2 million, offset by day-one non-operating warrant expense of approximately $6.5 million, an increase of approximately $1.2 million for the PPP loan, an increase of approximately $1.2 million for the employee retention credit liability, an increase of approximately $0.7 million in prepaid expenses and other current assets, and a decrease of approximately $1.3 million in stock-based compensation. This was offset by a decrease of approximately $0.3 million in accounts receivable related to the MID clinics and VIP enrollments under payment plans.

For the year ended December 31, 2023, net cash used in investing activities consisted of capital expenditures for software of $0.9 million related to the development of software for internal use, expected to be placed in service in 2024, as well as a purchase of a patent portfolio in February 2023. This compares to net cash used in investing activities for the year ended December 31, 2022 of $0.9 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $10.9 million for the year ended December 31, 2023, is attributable to proceeds of $12.0 million from the issuance of Common Stock, net of approximately $1.1 million of professional fees and other issuance costs, in our private placements in January 2023 and November 2023. There was no cash used for financing activities for the year ended December 31, 2022.

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

Revenue Recognition

The Company generates revenue from the sale of products and services. A significant majority of the Company’s revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (Premier VIPs). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in prior fiscal quarters on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $26,200, with different entry levels for the various programs described above. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

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

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021, 18 months for 2022, and 23 months for 2023, as a result of customers staying active for longer periods of time. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its line of oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep, and others. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company contracts with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

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

Accounts Receivable, Net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated at the net amount expected to be collected, using an expected credit loss methodology to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be charged-off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

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

Goodwill and Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and no impairment was required.

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

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and no impairment was required.

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

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, for the year ended December 31, 2023, approximately $1.2 million was recorded under long-term liabilities.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 million and less than $0.2 million for the years ended December 31, 2023 and 2022, respectively. These are recorded on the statement of operations under general and administrative expense.

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

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended December 31, 2023:

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

Vivos Therapeutics, Inc. and Subsidiaries (PCAOB ID No. 166)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vivos Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 30, 2023, except for Note 9, as to which the date is November 22, 2023

We served as the Company’s auditor from 2018 - 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Vivos Therapeutics, Inc. and Subsidiaries (PCAOB ID No. 659)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vivos Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Moss Adams, LLP

Denver, Colorado

March 28, 2024

We have served as the Company’s auditor since 2023.

VIVOS THERAPEUTICS INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

(In Thousands, Except Per Share Amounts)

	2023	2022

Current assets
Cash and cash equivalents	$1,643	$3,519
Accounts receivable, net of allowance of $250 and $712, respectively	202	457
Prepaid expenses and other current assets	616	1,448

Total current assets	2,461	5,424

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,314	3,082
Operating lease right-of-use asset	1,385	1,695
Intangible assets, net	420	302
Deposits and other	307	374

Total assets	$10,730	$13,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,145	$1,411
Accrued expenses	2,334	1,912
Current portion of contract liabilities	2,138	2,926
Current portion of operating lease liability	474	419
Other current liabilities	198	145

Total current liabilities	7,289	6,813

Long-term liabilities
Contract liabilities, net of current portion	289	112
Employee retention credit liability	1,220	-
Operating lease liability, net of current portion	1,521	1,994

Total liabilities	10,319	8,919

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 1,833,877 shares as of December 31, 2023 and 920,592 shares as December 31, 2022	-	-
Additional paid-in capital	93,462	84,269
Accumulated deficit	(93,051)	(79,468)
Total stockholders’ equity	411	4,801
Total liabilities and stockholders’ equity	$10,730	$13,720

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(In Thousands, Except Per Share Amounts)

	2023	2022
Revenue
Product revenue	$6,270	$8,381
Service revenue	7,531	7,643
Total revenue	13,801	16,024

Cost of sales (exclusive of depreciation and amortization shown separately below)	5,530	6,005

Gross profit	8,271	10,019

Operating expenses
General and administrative	22,479	29,041
Sales and marketing	2,467	5,340
Depreciation and amortization	621	669

Total operating expenses	25,567	35,050

Operating loss	(17,296)	(25,031)

Non-operating income (expense)
Other expense	(212)	(190)
PPP loan forgiveness	-	1,287
Excess warrant fair value	(6,453)	-
Change in fair value of warrant liability, net of issuance costs of $645	10,231	-
Other income	147	89
Loss before income taxes	(13,583)	(23,845)

Net loss	$(13,583)	$(23,845)

Net loss per share (basic and diluted)	$(11.14)	$(25.90)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	1,219,381	920,592

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

(In Thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	920,592	$-	$81,162	$(55,623)	$25,539
Issuance of warrants to consultants for services	-	-	711	-	711
Stock-based compensation expense	-	-	2,396	-	2,396
Net loss	-	-	-	(23,845)	(23,845)

Balances, December 31, 2022	920,592	$-	$84,269	$(79,468)	$4,801

Issuance of common stock and warrants in private placement, net of issuance costs	210,000	-	2,764	-	2,764
Issuance of common stock and warrants to consultants for services	30,000	-	824	-	824
Issuance of common stock for purchase of assets	10,000		116	-	116
Issuance of commons stock upon exercise of warrants	624,059	-	3,652	-	3,652
Shares added for fractional shares pursuant to reverse stock split	39,226
Reclassification of liability-classified warrants to equity	-	-	731	-	731
Stock-based compensation expense	-	-	1,106	-	1,106
Net loss	-	-	-	(13,583)	(13,583)

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(In Thousands)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,583)	$(23,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,106	2,396
Depreciation and amortization	621	669
Loss on disposal of assets	-	36
Fair value of common stock issued for services	87	-
Fair value of warrants issued for services	737	711
Change in fair value of warrant liability, net of issuance costs of $645	(10,231)	-
Excess warrant fair value	6,453	-
Forgiveness of indebtness income	-	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	255	746
Operating lease liabilities, net	(109)	7
Tenant improvement allowance	-	516
Prepaid expenses and other current assets	832	126
Deposits	80	(16)
Accounts payable	734	491
Accrued expenses	422	(941)
Employee retention credit liability	1,220	-
Other liabilities	41	144
Contract liability	(611)	638

Net cash used in operating activities	(11,946)	(19,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(803)	(924)
Payment for asset purchase	(50)	-

Net cash used in investing activities	(853)	(924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the private placement of common stock and pre-funded warrants	12,000	-
Payments for issuance costs	(1,077)	-

Net cash provided by financing activities	10,923	-

Net increase (decrease) in cash and cash equivalents	(1,876)	(20,511)
Cash and cash equivalents at beginning of year	3,519	24,030

Cash and cash equivalents at end of year	$1,643	$3,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$116	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS INC.
Notes to the Consolidated Financial Statements

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

Reverse Stock Split

On October 25, 2023, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s Board of Directors under authority granted by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on September 22, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 25, 2023 (the “Certificate of Amendment”). Unless the context otherwise requires, all references in the accompanying financial statements, these footnotes to the financial statements in general to shares of the Company’s common stock, including prices per share of the common stock, reflect the Reverse Stock Split. Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. The Company offers three separate clinical pathways or programs to providers—Guided Growth and Development, Lifeline, and Complete Airway Repositioning and Expansion (“CARE”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys. For example, the Guided Growth and Development program features the Vivos Guide and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are FDA 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

The Company’s flagship CARE program, which is part of The Vivos Method, features the Company’s patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the CARE appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of approximately 42,000 patients treated to date worldwide with the Company’s entire current suite of products, there have been very few instances of relapse.

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

Revenue Recognition

The Company generates revenue from the sale of products and services. A significant majority of the Company’s revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (Premier VIPs). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in prior fiscal quarters on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

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

Service Revenue

VIP Enrollment Revenue

The Company reviews its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $26,200, with different entry levels for the various programs described above. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. The Company recognizes this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for the Company. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

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

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021, 18 months for 2022, and 23 months for 2023, as a result of customers staying active for longer periods of time. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its line of oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, , the Vida, the Vida Sleep and others. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when control of product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, installing the appliance and educating the patient as to its use. The Company contracts with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

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

Accounts Receivable, Net

Accounts receivable represents amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated at the net amount expected to be collected, using an expected credit loss methodology to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be charged-off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

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

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and no impairment was required.

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

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and no impairment was required.

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

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, for the period ending December 31, 2023, approximately $1.2 million was recorded under long-term liabilities.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 million and less than $0.2 million for the years ended December 31, 2023 and 2022, respectively. These are recorded on the statement of operations under general and administrative expense.

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

Segment Information

We manage our business within one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker (CODM), reviews financial information presented on a consolidated basis, accompanied by information about operations for purposes of making operating decisions and assessing financial performance.

Recent Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption assuming that the Company retains its designation as an EGC.

Recently Adopted Standards. The following recently issued accounting standards were adopted by the Company during the period ended December 31, 2023:

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $13.6 and $23.8 million for the years ended December 31, 2023 and 2022, respectively, resulting in an accumulated deficit of approximately $93.1 million as of December 31, 2023.

Net cash used in operating activities amounted to approximately $11.9 and $19.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had total liabilities of approximately $10.3 million.

As of December 31, 2023, the Company had approximately $1.6 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. See Note 16 for additional information regarding the Company’s financing activity following the period ended December 31, 2023.

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

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the years ended December 31, 2023 and 2022, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	2023		2022

Product revenue:
Appliance sales to VIPs	$6,081	(1)	$7,820	(1)
Center revenue	189		561
Total product revenue	6,270		8,381

Service revenue
VIP	3,922		4,838	(2)
Billing intelligence services	887	(3)	1,170	(3)
Sleep testing services	1,185		594
Myofunctional therapy services	861		927
Sponsorship/seminar/other	676		114
Total service revenue	7,531		7,643

Total revenue	$13,801		$16,024

(1)	Appliance revenue from the sale of products is typically fixed at inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	VIP revenue disclosed above for the year ended December 31, 2022, includes a cumulative adjustment from prior years of approximately $0.4 million decrease.

(3)	BIS revenue from subscription contracts is typically fixed at inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed. Revenue disclosed above for year ended December 31, 2022, includes a cumulative adjustment from prior years of approximately $0.1 million increase.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Beginning balance, January 1	$3,038	$2,399

New contracts, net of cancellations	3,730	6,567
Revenue recognized	(4,341)	(5,928)

Ending balance, December 31	$2,427	$3,038

Current portion of deferred revenue is approximately $2.1 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.5 and $1.6 million for the years ended December 31, 2023 and 2022.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.2 million at December 31, 2023, a decrease of $0.3 million from $0.5 million at December 31, 2022. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.3 and $0.7 million existed as of December 31, 2023 and 2022.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.2 million for the year ended December 31, 2023, and approximately $0.2 million for the year ended December 31, 2022. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of December 31, 2023 and 2022, property and equipment consist of the following (in thousands):

	2023	2022

Furniture and equipment	$1,321	$1,265
Leasehold improvements	2,479	2,479
Construction in progress	1,435	948
Molds	405	143
Gross property and equipment	5,640	4,835
Less accumulated depreciation	(2,326)	(1,753)

Net Property and equipment	$3,314	$3,082

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.7 and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of December 31, 2023 and 2022, consist of the following acquisitions (in thousands):

Acquisitions	2023	2022

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of December 31, 2023 and 2022, identifiable intangible assets were as follows (in thousands):

	2023	2022

Patents and developed technology	$2,302	$2,136
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,493
Less accumulated amortization	(2,239)	(2,191)

Net intangible assets	$420	$302

Amortization expense of identifiable intangible assets was less than $0.1 million for the years ended December 31, 2023 and 2022. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of December 31,

2024	50
2025	50
2026	35
2027	29
2028	29
Thereafter	227

Total	$420

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of December 31, 2023 and 2022, accrued expenses consist of the following (in thousands):

	2023	2022

Accrued payroll	$1,498	$1,358
Accrued legal and other	798	473
Lab rebate liabilities	38	81

Total accrued expenses	$2,334	$1,912

NOTE 7 - PREFERRED STOCK

The Company’s Board of Directors has authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of December 31, 2023, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

On November 2, 2023, the Company closed a private placement (the “November 2023 Private Placement”) with an institutional investor pursuant to which the Company sold an aggregate of $4,000,003 of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock at an exercise price of $0.0001 per share, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant (the “Series B Warrant”) to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share. Issuance costs associated with the November 2023 Private Placement were approximately $0.5 million.

On February 14, 2024, the Company entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor in the November 2023 Private Placement pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, the Company agreed to issue to the investor, in a new private placement transaction (the “Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of the Company’s common stock at an exercise price of $5.05 per share, and (ii) an 18-month, Series B-2 common stock purchase warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (collectively, the “Inducement Warrants” and such aggregate 1,470,592 shares of the Company’s common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

In 2017, the Company’s shareholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders have approved a total reserve of 53,333 shares of Common Stock for issuance under the 2017 Plan.

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

During the years ended December 31, 2023 and 2022, the Company issued stock options to purchase 16,000 and 78,967 shares of Common Stock at a weighted average exercise price of $9.98 and $25.25 per share respectively, to certain members of the Board of Directors, employees and consultants. The stock options allow the holders to purchase shares of Common Stock at prices between $8.50 and $187.50 per share. Options for the purchase of 33,553 and 48,254 shares of common stock expired as of December 31, 2023 and 2022, respectively. The following table summarizes all stock options as of December 31, 2023 and 2022 (shares in thousands):

	2023				2022
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, at December 31,	145		$72.25	3.3	114		$124.00	3.3
Granted	16		9.89		79		25.25
Forfeited	(34)		-		(48)		-
Exercised	-		-		-		-

Outstanding, at December 31	127	(3)	62.45	3.4	145	(4)	72.25	3.3

Exercisable, at December 31	89	(4)	68.67	3.1	90	(5)	75.50	3.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of December 31, 2023, and 2022 the aggregate intrinsic value of stock options outstanding was approximately $65,500.

(4)	As of December 31, 2023, and 2022 the aggregate intrinsic value of exercisable stock options was approximately $24,600.

For the year ended December 31, 2023 and 2022, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

	2023	2022

Grant date closing price of Common Stock	$9.89	$25.25
Expected term (years)	3.5	3.5
Risk-free interest rate	3.9%	3.4%
Volatility	102%	112%
Dividend yield	0%	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the years ended December 31, 2023 and 2022 was $9.89 and $25.25, respectively.

For the years ended December 31, 2023 and 2022, the Company recognized approximately $1.1 and $2.4 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of December 31, 2023 and 2022 was approximately $1.8 and $3.0 million, respectively, which will be recognized over the weighted average remaining term of 3.7 and 4.1 years, respectively.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the years ended December 31, 2023 and 2022 (shares in thousands):

	2023				2022
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, at December 31	144		$137.50	2.6	102		$186.00	3.1
Grants of warrants:
Consultants for services	86	(3)			42
Private placement	3,265	(4)			-
Exercised	(624	)(5)			-
Forfeited	(50)				-
Outstanding, at December 31	2,821	(6)	$13.15	4.6	144	(6)	$137.50	2.6

Exercisable, at December 31	2,760	(7)	$9.30	3.5	124	(7)	$145.00	2.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February 2023, the Company granted warrants to consultants in exchange for business development, product development and distribution. Warrants issued in February 2023 provide for the purchase of an aggregate of 84,000 shares of common stock at an exercise price of $22.75 and $15.25 per share with a fair value of approximately $1.3 million which will be recognized upon the achievement of performance metrics and milestones. In June 2023, the Company granted warrants to consultants in exchange for services. Warrants issued in June 2023 provide for the purchase of an aggregate of 1,500 shares of common stock at an exercise price of $10.25 per share at a fair value of approximately $0.1 million which will be recognized upon the achievement of performance metrics and milestones. In August 2023, the Company granted warrants to consultants in exchange for services. Warrants issued in August 2023 provide for the purchase of an aggregate of 900 shares of common stock at an exercise price of $8.50 per share at a fair value of approximately less than $0.1 million which will be recognized per the vesting schedule. For the years ended December 31, 2023 and 2022, the Company recognized expense of $0.7 million, respectively.

(4)	In January 2023, the Company granted warrants in connection with a private placement consisting of pre-funded warrants to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and warrants to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share with a fair value of approximately $14.5 million which was recognized as warrant liability at the time of issuance. In November 2023, the Company amended the warrants to modify the provisions that had required them to be previously classified as liabilities and enabled them to be classified as equity under the relevant accounting standards (see note 14). Additionally, in November 2023, the Company granted warrants in connection with a private placement consisting of pre-funded warrants to purchase up to an aggregate of 850,393 shares of common stock at an exercise price of $0.0001 per share, and warrants to purchase up to an aggregate of 1,960,786 shares of common stock at an exercise price of $3.83 per share with a relative fair value of approximately $3.8 million which was recorded to additional paid-in capital at the time of issuance.

(5)	In March 2023, the Company issued an aggregate of 186,667 shares of common stock from the exercise of warrants previously issued in January 2023. In December 2023, the Company issued an aggregate of 437,393 shares of common stock from the exercise of warrants previously issued in November 2023.

(6)	As of December 31, 2023 and 2022, the aggregate intrinsic value of warrants outstanding was $19.2 million, and $0, respectively.

(7)	As of December 31, 2023 and 2022, the aggregate intrinsic value of warrants exercisable was $19.2 million, and $0 respectively.

For the years ended December 31, 2023 and 2022, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

	2023	2022

Measurement date closing price of Common Stock (1)	$3.83	$19.75
Contractual term (years) (2)	3.4	5.0
Risk-free interest rate	4.7%	3.6%
Volatility	100%	102%
Dividend yield	0%	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2023 and 2022, options for the purchase of 16,000 and 79,000, respectively, of common stock were granted to the Company’s directors, officers, employees and consultants.

NOTE 11 - INCOME TAXES

For the years ended December 31, 2023 and 2022, the domestic and foreign components of loss before income taxes consist of the following (in thousands):

	2023	2022

Domestic	$(13,626)	$(23,945)
International	43	100
Loss before income taxes	$(13,583)	$(23,845)

For the years ended December 31, 2023 and 2022, , the Company did not recognize any current or deferred income tax expense due to a valuation allowance against all of its net deferred income tax assets.

A reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate of 21% to the pre-tax loss, and the income tax benefit recognized in the consolidated financial statements is as follows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Income tax (benefit) computed at federal statutory rate	$(2,852)	$(5,007)
PPP loan forgiveness	-	(270)
Other permanent differences	174	346
State tax expenses	(365)	(510)
Prior year adjustment to state net operating loss carryforward	(200)	(44)
Nontaxable gain on change in fair value of warrants, net of issuance costs	(793)	-
Non-qualified stock option cancellations	260	613
Other	86	-
Change in valuation allowance	3,690	4,872

Total income tax benefit	$-	$-

As of December 31, 2023 and 2022, the principal components of deferred tax assets and liabilities were as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	17,354	13,786
Stock based compensation	532	776
Lease liability	472	561
Property, equipment and intangibles	662	458
Other	649	452

Total deferred tax assets before valuation allowance	19,669	16,033
Valuation allowance	(19,329)	(15,639)
Total deferred income tax assets after valuation allowance	340	394
Deferred tax liabilities:
Goodwill	(12)	-
ROU asset	(328)	(394
Total deferred income tax liabilities	(340)	(394)

Net deferred tax assets and liabilities	$-	$-

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $19.3 million has been recorded to record the deferred tax asset that is more likely than not to be realized. For the years ended December 31, 2023 and 2022, the valuation allowance increased by $3.7 million and $4.8 million, respectively.

As of December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of $72.4 million. The Company also has various state NOL carry forwards. The determination of the state NOL carryforwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If federal NOL carryforwards are not utilized, approximately $3.3 million will expire in 2036 and 2037. As of December 31, 2023, the remaining federal NOL carryforward of $69.1 million has no expiration date.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards if the Company experiences significant ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% among 5% or greater shareholders (or shareholder groups) over any three-year period. The Company is not currently utilizing its federal and state NOL carryforwards and has not completed a formal study to determine if any past ownership changes may have triggered limitations under IRC Section 382.. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.

Management does not believe there are any significant uncertain tax positions as of and for the years ended December 31, 2023 and 2022. Accordingly, no interest and penalties related to uncertain tax positions have been recognized for the years ended December 31, 2023 and 2022.

The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2020 or for states before 2019. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized. As of December 31, 2023, the Company has filed all appropriate foreign operation tax returns.

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

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 has progressed. However, it appears that the latest COVID-19 subvariants evoke generally milder symptoms and do not pose the same health or economic threat as previous strains. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during 2023 continue to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. In addition, new variants of COVID-19 continue to arise, and such variants may in the future cause an adverse effect on the dental market. As such, the long-term financial impact on our business of COVID-19 as well as these other matters cannot reasonably be fully estimated at this time.

Inflation, the War in Ukraine and Middle East Hostilities

The Company believes that as the U.S. experiences a period of inflation, which has increased (and may continue to increase), the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers may also increase. The worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and Hamas attacks on Israel in October of 2023 and Israel’s response have emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. To date, the Company has been able to manage inflation risk without a material adverse impact on its business or results of operations, and inflation has begun to abate somewhat during 2023. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seeks to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

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

As of December 31, 2023 and 2022, the components of lease expense are as follows (in thousands):

Lease cost:	2023	2022

Operating lease cost	$481	$487
Total net lease cost	$481	$487

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs for the years ended December 31, 2023 and 2022 aggregated approximately $0.5 million, respectively. This is included under general and administrative expense.

As of December 31, 2023 and 2022, the remaining lease terms and discount rate used are as follows (in thousands):

	2023	2023

Weighted-average remaining lease term (years)	3.7	4.6
Weighted-average discount rate	8.3%	8.3%

Supplemental cash flow information related to leases as of December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Cash flow classification of lease payments:
Operating cash flows from operating leases	602	438

As of December 31, 2023 and 2022, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of December 31,

2024	621
2025	594
2026	507
2027	493
2028	133
Thereafter	7

Total lease payments	2,355
Less: Imputed interest	(360)
Total	$1,995

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of December 31, 2023 and 2022, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2023	2022
Calculation of Numerator:
Net loss	$(13,583)	(23,845)

Loss applicable to common stockholders	$(13,583)	$(23,845)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	1,219,381	920,592

Net loss per share of Common Stock (basic and diluted)	$(11.14)	$(25.90)

As of December 31, 2023 and 2022, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	2023	2022

Common stock warrants	2,822	145
Common stock options	127	145
Total	2,949	290

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

Level 1-Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2-Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3-Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2023 and 2022, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on the Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028. In addition, as part of the November 2023 Private Placement, we agreed to amend the existing outstanding common stock purchase warrant held by the purchaser and issued in January 2023 to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $30.00 per share with an expiration date of July 5, 2028. Such amendment, which became effective upon the closing of the November 2023 Private Placement, reduced the exercise price of the January warrant to $3.83 per share and extended the expiration date of such warrant to November 2, 2028. The amendment also restated in its entirety the definition of “Black Scholes Value” contained in the January warrant which resulted in the classification of the warrant from liability to equity. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of March 31, 2023, June 30, 2023, September 30, 2023, and November 2, 2023 when the November 2023 Private Placement closed. The changes in the fair value between issuance, the March 31, 2023 measurement date, the June 30, 2023 measurement date, the September 30, 2023, and the November 2, 2023 measurement date are recorded as a component of other income (expense), in the consolidated statement of operations.

Recurring Fair Value Measurements

For the years ended December 31, 2023 and 2022, the Company did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. The Company has concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and has classified the liability as Level 3.

The following table represent a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2023:

Warrant Liability
(In thousands)

Beginning balance, January 1	$-
Issuance of warrants	14,453
Exercise of warrants	(2,847)
Change in fair value upon re-measurement	(10,875)
Reclassification of warrant liabilities to additional paid-in-capital	(731)
Ending balance, December 31	$-

The Company has re-measured the liability to estimate fair value at November 2, 2023 as a result of the amendment described above, using the Black-Scholes option pricing model with the following assumptions:

	January 9, 2023	March 31, 2023	June 30, 2023	September 30, 2023	November 2, 2023

Measurement date closing price of Common Stock (1)	$36.00	$8.50	$12.75	$4.75	$3.62
Contractual term (years) (2)	5.5	5.3	5.0	4.8	5.0
Risk-free interest rate	3.6%	3.5%	4.1%	4.5%	4.6%
Volatility	100%	100%	100%	100%	100%
Dividend yield	0%	0%	0%	0%	0%

(1)	Based on the trading value of common stock of Vivos Therapeutics, Inc. as of January 9, 2023 and each presented period ending date.

(2)	The valuation of warrants is based on the expected term.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2023 and 2022, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of December 31, 2023, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $1.6 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. No single customer represented more than 10% of our accounts receivable as of December 31, 2023. The Company maintains reserves for potential bad debts.

Supplier Concentration

As previously disclosed, the Company relies on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of December 31, 2023, the Company had five suppliers that accounted for approximately 80% of the Company’s total purchases during the year. The Company expects to maintain existing relationships with these vendors.

NOTE 15 – SUBSEQUENT EVENTS

On October 30, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Holder”) pursuant to which the Company sold an aggregate of approximately $4.0 million of securities of the Company in a private placement, such securities consisting of shares of the Company’s common stock, par value $0.0001 (or, in lieu of a Share, a pre-funded warrant to purchase one share of Common Stock), (ii) a Series A Warrant to purchase up to 980,393 shares of Common Stock and (iii) a Series B Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share. The private placement closed on November 2, 2023. As of January 31, 2024, all of the pre-funded warrants granted as part of the private placement were exercised.

On February 14, 2024, the Company entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the Holder pursuant to which the Holder agreed to exercise for cash the entirety of the Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. The resale of the shares of Common Stock underlying the Series B Warrant has been registered pursuant to a Registration Statement on Form S-1 (File No. 333-275726), which became effective with the Securities and Exchange Commission (“SEC”) on December 1, 2023.

Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, the Company agreed to issue to the Holder, in a new private placement transaction (the “Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of Common Stock at an exercise price of $5.05 per share, and (ii) an 18-month, Series B-2 Common Stock Purchase Warrant to purchase 735,296 shares of Common Stock at an exercise price of $5.05 per share (collectively, the “Inducement Warrants” and such aggregate 1,470,592 shares of Common Stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant.

The Inducement Transaction closed on February 20, 2024. The Company intends to use the net proceeds received for general working capital and general corporate purposes.

The terms of the Inducement Agreement require the Company to file a registration statement registering the Inducement Warrant Shares for resale (“Resale Registration Statement”) no later than April 5, 2024 and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective within 60 calendar days following the filing.

The Company further agreed that until forty-five (45) days after the closing date of the Inducement Transaction, it will not (other than in connection with limited enumerated exceptions) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents or file any registration statement or any amendment or supplement (other than the Resale Registration Statement). The Company is further prohibited from entering into any “variable rate transaction” for a period of six months from the effective date of the Resale Registration Statement.

The Inducement Warrants contain (i) customary stock-based anti-dilution protection, (ii) a cashless exercise provision in the event the Inducement Warrant Shares are not registered for resale at the time of exercise, (iii) beneficial ownership limitations that may be waived at the option of the Holder upon 61 days’ notice to the Company, (iv) a put right granting the Holder the right to require the Company or its successor to redeem the Inducement Warrants in cash for their Black-Scholes value in the event of a Fundamental Transaction (as defined in the Inducement Warrants) and (v) other customary provisions for warrants of this type.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting as of December 31, 2023. The material weakness is further described below.

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

For the year ended December 31, 2021, the material weakness comprised of several deficiencies noted below related to the operating effectiveness of our review controls in that we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Material errors were also identified in our analysis and review of our VIP contracts for applicable factors to meet the definition of a contract under ASC 606 Contracts with Customers, step 1, and our evaluation of our note receivable with respect to our former Orem dental clinic for impairment in accordance with ASC 310 Receivables.

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

Additionally, for 2022, we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately. Consequently, we did not effectively design, implement, and operate process-level control activities related to order-to-cash (including revenue, trade receivables, allowance for doubtful accounts, deferred revenue, and bad debt expense), procure-to-pay (including prepaid expenses), hire-to-pay (including compensation expense), and leases. These control deficiencies resulted in immaterial misstatements, some of which were corrected, in the consolidated financial statements as of and for the year ended December 31, 2022.

These control deficiencies during 2022, when aggregated, created a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Nonetheless, we concluded that the material weakness in 2022 did not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness which we began to implement in 2023 as described below.

For the year ended December 31, 2023, and as described further below, we began to implement a remediation plan to address the material weakness derived from the deficiencies and errors noted above. While we believe that at December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted below, we believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediated.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting. Our remediation plan, which we implemented in 2023, included: (i) increasing dedicated personnel and the use of third-party consultants with technical account expertise, (ii) improving our internal reporting processes, (iii) designing and implementing new controls, and (iv) enhancing our supporting technology. In particular, we believe we have significantly improved our revenue recognition procedures, our technical accounting capabilities, including with respect to accounting for our outstanding warrants, and process-level control activities.

In 2023 we began to implement a remediation plan to address the material weakness derived from the deficiencies and errors noted above. As of December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted above, we believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediate.

We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We expect to engage in this testing during 2024. However, we cannot provide assurance that these or other measures will fully remediate our material weaknesses in a timely manner. If our remediation of these material weaknesses is not effective, it may cause our company to become subject to investigation or sanctions by the SEC. It may also adversely affect investor confidence in our company and, as a result, the value of our common stock. There can be no assurance that all existing material weaknesses have been identified, or that additional material weaknesses will not be identified in the future.

Auditor’s Attestation of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as described above, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text set forth the names and ages of our directors and executive officers as of March 26, 2024. The Board is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person:

Name	Age	Position and Offices With the Company
R. Kirk Huntsman	66	Co-founder, Chairman of the Board, and Chief Executive Officer
Bradford Amman	62	Chief Financial Officer
Ralph E. Green	84	Director
Anja Krammer	56	Director
Mark F. Lindsay	60	Director
Leonard J. Sokolow	67	Director
Matthew Thompson	62	Director

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

Leonard J. Sokolow joined our board of directors in June 2020. Since September 2023, Mr. Sokolow has served as co-Chief Executive Officer of SKYX Platforms Corp. (Nasdaq: SKYX). He had served as in independent director and board committee member of SKYX Platforms since 2015 and continues to serve as a board member of that company. From 2015 to August 2023, Mr. Sokolow served as Chief Executive Officer and President of Newbridge Financial, Inc., a financial services holding company. From 2015 to July 2022 Mr. Sokolow served as Chairman of Newbridge Securities Corporation, Newbridge Financial, Inc.’s full service broker-dealer. From August 2022 to August 2023 Mr. Sokolow served as CEO of Newbridge Securities Corporation and Newbridge Financial Services Group, Inc., Newbridge Financial, Inc.’s, full service registered investment adviser. From 2008 through 2012, he served as President and Vice Chairman of National Holdings Corporation, a publicly traded financial services company. From November 1999 until January 2008, Mr. Sokolow was Chief Executive Officer and President, and a member of the Board of Directors, of vFinance Inc., a publicly traded financial services company, which he cofounded. Mr. Sokolow was the Chairman of the Board of Directors and Chief Executive Officer of vFinance Inc. from January 2007 until July 2008, when it merged into National Holdings Corporation. From 1994 to 1998, Mr. Sokolow was founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end registered investment company. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick. Since June 2006, Mr. Sokolow has served on the Board of Directors of Consolidated Water Company Ltd. (Nasdaq: CWCO) and as Chairman of its Audit Committee; as well as a member of its Nominations and Corporate Governance Committee since 2011. Since December 2021, Mr. Sokolow has served as a member of the Board of Directors of Agrify Corporation (Nasdaq: AGFY), where he currently serves as a member of the Audit Committee and the Compensation Committee. Mr. Sokolow received his B.A. and J.D. degrees from the University of Florida and a Masters of Law in Taxation from New York University Law School and remains a Certified Public Accountant. Our Audit Committee has determined that Mr. Sokolow meets the statutory requirements to serve as an “audit committee financial expert” for Nasdaq purposes.

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

Except as otherwise provided by law, each director shall hold office until either their successor is elected and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board.

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

Director Independence

Under Nasdaq standards, a director is not “independent” unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has affirmatively determined that Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green and Mr. Sokolow are “independent directors,” and Mr. Huntsman is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

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

Board of Directors Overview

Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least three members. Our Board presently consists of six members. Our Board has determined five of our directors – Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green, and Mr. Sokolow – to be independent under the rules of the Nasdaq Stock Market, after taking into consideration, among other things, those transactions described under “Certain Transactions”. Mr. Huntsman serves as Chairman of the Board and is Chief Executive Officer and is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The Board does not have a lead director; however, recognizing that the Board is composed almost entirely of outside directors, in addition to the Board’s strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board to maintain effective oversight of management. At each annual meeting of stockholders, members of our Board are elected to serve until the next annual meeting and until their successors are duly elected and qualified.

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

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

The Board of Directors has determined that Mr. Sokolow is an “audit committee financial expert” as defined by the rules of the SEC.

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

Number of Meetings

During the fiscal year ended December 31, 2023, our Board of Directors met eight times, the audit committee met six times, the compensation committee met four times and the nominating and corporate governance committee met one time. In the fiscal year ended December 31, 2023, our directors attended 99% of the meetings of the Board and committees on which he or she served as a member.

Executive Sessions

Executive sessions, which are meetings of the non-management members of the Board of Directors, are regularly scheduled throughout the year. In addition, at least once a year, the independent directors meet in a private session that excludes management and any non-independent directors. At each of these meetings and, in her absence, the independent directors in attendance determine which member will preside at such session.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors attended our 2023 virtual annual meeting of stockholders held on September 22, 2023.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee at any time, has been one of our officers or employees, or, during the last fiscal year, was a participant in a related-party transaction that is required to be disclosed. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee.

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

Insider Trading Policy

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

Compensation Recovery Policy

On December 1, 2023, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our Board of Directors or, if so designated by the Board of Directors, the Compensation Committee. Any determinations made by the Board shall be final and binding on all affected individuals.

The individuals covered by this policy (the “Covered Executives”) are any current or former employee who is or was identified as our president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person (including any executive officer of our subsidiaries or affiliates) who performs similar policy-making functions for us.

The policy covers our recoupment of “Incentive Compensation” (as defined in the policy) received by a person after beginning service as a Covered Executive and who served as a Covered Executive at any time during the performance period for that Incentive Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any excess incentive compensation (as determined by our Board of Directors or Compensation Committee) received by any Covered Executive during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement.

The foregoing description of our Compensation Recovery Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

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

Board Diversity Matrix as of January 31, 2024
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors
Part II: Demographic Background
African American or Black		1
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023 and 2022 to our Chief Executive Officer (principal executive officer), our Chief Medical Officer (who was terminated on March 1, 2022), and our Chief Financial Officer (principal accounting officer). We refer to these individuals as our “named executive officers”, or “NEOs”.

Name and Position		Year	Salary	Bonus	Stock Award	Option Award		Non-Equity Incentive Compensation		Non-Qualified Deferred Compensation		All Other Compensation		Total

R. Kirk Huntsman	(1)	2023	$463,393	$-	$-	$-	(4)	$-	(5)	$175,543	(6)	$18,765	(7)	$657,701
Chief Executive Officer		2022	384,853	-	$-	483,802	(4)	50,647	(5)	$-	(6)	18,548	(7)	$937,850

G. Dave Singh	(2)	2023	$-	$-	$-	$-	(4)	$-	(5)	$-	(6)	$-	(7)	$-
Chief Medical Officer		2022	73,173	$-	$-	-	(4)	-	(5)	$-	(6)	4,318	(7)	$77,491

Bradford Amman	(3)	2023	$313,575	$-	$-	$-	(4)	$-	(5)	$64,513	(6)	$21,952	(7)	$400,040
Chief Financial Officer		2022	256,532	$-	$-	195,691	(4)	20,858	(5)	$-	(6)	19,838	(7)	$492,919

(1)	Mr. Huntsman has served as Chief Executive Officer of our company since September 2016. Since November 2015, Mr. Kirk Huntsman served as Chief Executive Officer of First Vivos, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(2)	Dr. Singh served as Chief Medical Officer from September 2016 until March 1, 2022 (when he was terminated for cause) and served as our President from September 2016 to June 2019. Since July 2008, Dr. Singh served as Chief Executive Officer of BioModeling Solutions, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(3)	Mr. Amman joined our company as Chief Financial Officer in October 2018.

(4)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2023 and 2022.

(5)	Represents annual incentive compensation in accordance with terms of individual employment agreement.

(6)	Represents deferred compensation for salary and bonuses in accordance with terms of individual employment agreement.

(7)	Company contributions towards health insurance premiums in 2023 and 2022.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

			Number of Securities Underlying		Option	Option
	Grant		Unexercised Options		Exercise	Expiration
Name	Date		Exercisable	Unexercisable	Price	Date

R. Kirk Huntsman:
	6 /16/21	(2)	3,000	2,000	$141.00	6/16/26
	2 /25/22	(2)	2,000	3,000	$81.75	2/25/27
	12 /23/22	(1)	13,333	-	$12.00	12/23/27
	12 /23/22	(2)	2,400	3,600	$12.00	12/23/27

Total for Mr. Huntsman			20,733	8,600

Bradford Amman:
	11 /8/18	(2)	3,333	-	$187.50	11/8/23
	3 /12/21	(2)	2,400	1,600	$187.50	3/12/26
	8 /31/21	(2)	1,200	800	$131.50	8/31/26
	2 /25/22	(2)	800	1,200	$81.75	2/25/27
	12 /23/22	(2)	3,200	4,800	$11.93	12/23/27

Total for Mr. Amman			10,933	8,400

(1)	Stock option grant is fully vested on the grant date.
(2)	Stock option grant vests 20% on the grant date and 20% on each successive anniversary through the following four years.

Director Compensation Generally

Prior to our initial public offering in late 2020, our directors did not received compensation for their service except for option grants. Following our initial public offering, we adopted a new director compensation program recommended by our nominating and corporate governance committee pursuant to which we make equity-plan based awards to the directors and (i) each of our non-employee directors receive $48,000 cash compensation annually; (ii) chairs of our committees receive $10,000 cash compensation annually; and (iii) members of our committees receive $5,000 cash compensation annually. No additional compensation will be provided for attending committee meetings. Our nominating and corporate governance committee will continue to review and make recommendations to the Board regarding compensation of directors, including equity-based plans. We reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2023:

Name		Fees Earned or Paid In Cash	Stock Awards $	Option Awards $	(6)	Total

Leonard J. Sokolow	(1)	$63,000	$-	$-		$63,000
Matthew Thompson, M.D.	(2)	$63,000	$-	$-		$63,000
Mark F. Lindsay	(3)	$58,000	$-	$-		$58,000
Anja Krammer	(4)	$58,000	$-	$-		$58,000
Ralph E. Green, DDS, MBA	(5)	$58,000	$-	$-		$58,000

(1)	Mr. Sokolow commenced service as a member of the Board on June 19, 2020.

(2)	Mr. Thompson commenced service as a member of the Board on June 19, 2020.

(3)	Mr. Lindsay commenced service as a member of the Board on June 19, 2020.

(4)	Ms. Krammer commenced service as a member of the Board on June 19, 2020.

(5)	Mr. Green commenced service as a member of the Board on June 19, 2020.

(6)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2023.

Equity Compensation Plan Information

The following table summarizes the outstanding number of awards granted under the 2017 Plan and the 2019 Plan as of December 31, 2023.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	53,333	$—	—
2019 Plan (2)	174,667	$—	100,750
Total	228,000	$72.50	100,750

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,667 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan.

2017 Stock Option and Stock Issuance Plan

The 2017 Stock Option and Stock Issuance Plan (or the “2017 Plan”) is intended to promote the interests of our company by providing eligible persons in our employment or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in our company as an incentive for them to continue in such employment or service.

Individuals eligible to participate in the 2017 Plan are as follows:

1.	employees (3 eligible employees),

2.	non-employee members of the Board of Directors or the non-employee members of the Board of Directors of any parent or subsidiary (5 eligible non-employee directors), and

3.	consultants and other independent contractors who provide services to us (or any parent or subsidiary).

Our Board, as plan administrator, or a committee solely of two or more directors, has broad authority to administer the 2017 Plan, including the authority to determine which eligible persons are to receive any grants of options or direct issuances of stock, the time or times when such grants or issuances are to be made, the number of shares to be covered by each such grant or issuance, the time or times when each option is to become exercisable, the vesting schedule (if any) applicable to the option shares or issued shares and the maximum term for which the option is to remain outstanding or the consideration to paid by the participant for such shares, as applicable. The Board of Directors has granted the power to administer the 2017 Plan to the Board’s Compensation Committee.

The Common Stock issuable under the 2017 Plan shall be shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the term of the 2017 Plan shall not exceed 53,333 shares. The shares of Common Stock underlying the 2017 Plan options have been registered on our registration statement on Form S-8 (File No. 333-257050).

Awards under the 2017 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of the Board of Directors. Awards under the 2017 Plan generally will not be transferable other than by will or inheritance laws. The Board of Directors has the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the recipient cease service to the Company while holding such unvested shares, the Company has the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

The exercise price per share of any options granted under the 2017 Plan is fixed by the Board of Directors or its designated committee in accordance with the following provisions: the exercise price per share shall not be less than 100% of the Fair Market Value (as defined in the 2017 Plan) per share of common stock on the option grant date. If the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the Fair Market Value per share of Common Stock on the option grant date. The exercise price shall become immediately due and payable upon exercise of the option.

The purchase price per share of any common stock issued under the 2017 Plan shall be fixed by the Board of Directors or its designated committee in accordance with the following provisions: the purchase price per share shall not be less than 100% of the Fair Market Value per share of common stock on the issue date. However, the purchase price per share of common stock issued to a 10% Stockholder shall not be less than 110% of such Fair Market Value.

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

The shares subject to each option outstanding under the 2017 Plan at the time of a Corporate Transaction, along with all outstanding repurchase rights, will automatically vest in full so that each such option, immediately prior to the effective date of the Corporate Transaction, becomes exercisable for all of the shares of common stock at the time subject to that option and may be exercised for any or all of those shares as fully-vested shares of common stock unless such option is assumed by the successor corporation in the Corporate Transaction and any repurchase rights of the Company with respect to the unvested option shares are concurrently assigned to such successor corporation, such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares or the acceleration of such option is subject to other limitations imposed by the Board of Directors at the time of the option grant. Immediately following the consummation of the Corporate Transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation.

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

Amended and Restated 2019 Stock Option and Stock Issuance Plan

The Amended and Restated 2019 Stock Option and Stock Issuance Plan (or the “2019 Plan”) is intended to promote the interests of our company by providing eligible persons in our employ or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in our company as an incentive for them to continue in such employ or service.

Individuals eligible to participate in the 2019 Plan are as follows:

1.	employees,

2.	non-employee members of the Board of Directors or the non-employee members of the Board of Directors of any parent or subsidiary (5 eligible non-employee directors), and

3.	consultants and other independent contractors who provide services to us (or any parent or subsidiary).

Our Board of Directors, as plan administrator, or a committee solely of two or more directors has broad authority to administer the 2019 Plan, including the authority to determine which eligible persons are to receive any grants of options or direct issuance issuances of stock, the time or times when such grants or issuances are to be made, the number of shares to be covered by each such grant or issuance, the time or times when each such option is to become exercisable, the vesting schedule (if any) applicable to the option shares or issued shares and the maximum term for which the option is to remain outstanding or the consideration to paid by the participant for such shares, as applicable. The Board of Directors has granted the power to administer the 2019 Plan to the Board’s Compensation Committee.

The Common Stock issuable under the 2019 Plan shall be shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the term of the 2019 Plan shall not exceed 174,667 shares. The shares of Common Stock underlying the 2019 Plan options have been registered on our registration statement on Form S-8 (File No. 333-257050).

Awards under the 2019 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of the Board of Directors. Awards under the 2019 Plan generally will not be transferable other than by will or inheritance laws. The Board of Directors has the discretion to grant options which are exercisable for unvested shares of common stock. Should the recipient cease service to the Company while holding such unvested shares, the Company has the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

The exercise price per share shall of any options granted under the 2019 Plan be fixed by the Board of Directors or its designated committee in accordance with the following provisions: the exercise price per share shall not be less than 100% of the Fair Market Value (as defined in the 2019 Plan) per share of Common Stock on the option grant date. If the person to whom the option is granted is a 10% stockholder, then the exercise price per share shall not be less than 110% of the Fair Market Value per share of Common Stock on the option grant date. The exercise price shall become immediately due and payable upon exercise of the option.

The purchase price per share of any Common Stock issued under the 2019 Plan shall be fixed by the Board of Directors or its designated committee in accordance with the following provisions: the purchase price per share shall not be less than 100% of the Fair Market Value per share of Common Stock on the issue date. However, the purchase price per share of Common Stock issued to a 10% Stockholder shall not be less than 110% of such Fair Market Value.

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

The shares subject to each option outstanding under the 2019 Plan at the time of a Corporate Transaction, along with all outstanding repurchase rights, will automatically vest in full so that each such option, immediately prior to the effective date of the Corporate Transaction, becomes exercisable for all of the shares of Common Stock at the time subject to that option and may be exercised for any or all of those shares as fully-vested shares of Common Stock unless such option is assumed by the successor corporation in the Corporate Transaction and any repurchase rights of the Company with respect to the unvested option shares are concurrently assigned to such successor corporation, such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares or the acceleration of such option is subject to other limitations imposed by the Board of Directors at the time of the option grant. Immediately following the consummation of the Corporate Transaction, all outstanding options terminate and cease to be outstanding, except to the extent assumed by the successor corporation.

The Board of Directors has complete and exclusive power and authority to amend or modify the 2019 Plan in any or all respects. However, no such amendment or modification may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2019 Plan unless the recipient consents to such amendment or modification. In addition, certain amendments may require stockholder approval pursuant to applicable laws and regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of our Common Stock as of March 26, 2024, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;

●	each named executive officer;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Vivos Therapeutics, Inc., 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 2,731,270 shares of our Common Stock outstanding as of March 26, 2024.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock underlying convertible securities of our company held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 26, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

		Shares of Common Stock Owned
Name of Director and Officer Beneficial Owners		Number	Percent

R. Kirk Huntsman	(2)	94,794	3.47%
Bradford Amman	(3)	14,027	* %
Mark F. Lindsay	(4)	3,067	* %
Anja Krammer	(5)	3,067	* %
Ralph E. Green, DDS, MBA	(6)	3,067	* %
Leonard J. Sokolow	(7)	3,467	* %
Matthew Thompson, M.D.	(8)	3,067	* %
All executive officers and directors as a group (7 persons)	(9)	124,556	4.56%

		Shares of Common Stock Owned
Name of 5% Stockholder Beneficial Owners		Number	Percent

Armistice Capital, LLC	(11)	175,099	6.41%
G. Dave Singh	(1)	128,788	4.72%
R. Kirk Huntsman	(2)	94,794	3.47%
All 5% stockholders as a group (3 persons)	(10)	398,681	14.60%

* Less than 1%.

(1)	Dr. G. Dave Singh is our founder and former Chief Medical officer and director. He beneficially directly owns 128,788 shares of common stock through Himmat LP. Dr Singh and his wife are the members and managers of Himmat LP and may be deemed to have shared voting and dispositive power of all securities beneficially owned by Himmat LP.

(2)	R. Kirk Huntsman beneficially owns (i) indirectly 69,600 shares of common stock through Coronado V Partners, LLC, of which Mr. Huntsman is a member and manager and (ii) 3,461 shares of common stock purchased in the open market. Includes 21,733 shares of common stock issuable upon exercise of options held by R. Kirk Huntsman, all of which are exercisable within 60 days. Excludes 7,600 shares of common stock underlying unvested options. R. Kirk Huntsman and his wife are the members and managers of Coronado V Partners, LLC. As such, Mr. Huntsman may be deemed to have shared voting and dispositive power of all securities beneficially owned by Coronado V Partners, LLC reported herein.

(3)	Bradford Amman is our Chief Financial Officer, Treasurer and Secretary. Includes 14,027 shares of common stock issuable upon exercise of options, all of which are exercisable within 60 days, and 80 shares of common stock purchased in the open market. Excludes 8,453 shares of common stock underlying unvested options.

(4)	Includes 3,067 shares of common stock issuable upon exercise of options held by Mark F. Lindsay, all of which are exercisable within 60 days.

(5)	Includes 3,067 shares of common stock issuable upon exercise of options held by Anja Krammer, all of which are exercisable within 60 days.

(6)	Includes 3,067 shares of common stock issuable upon exercise of options held by Ralph E. Green, DDS, MBA, all of which are exercisable within 60 days.

(7)	Includes 3,467 shares of common stock issuable upon exercise of options held by Leonard J. Sokolow, all of which are exercisable within 60 days.

(8)	Includes 3,067 shares of common stock issuable upon exercise of options held by Matthew Thompson M.D., all of which are exercisable within 60 days.

(9)	Includes: (i) 65,067 shares of common stock issuable upon exercise of options held by this group, of which 49,013 are exercisable within 60 days. Excludes 16,054 shares of common stock underlying unvested options.

(10)	Includes: (i) 29,333 shares of common stock issuable upon exercise of options held by this group, of which 21,733 are exercisable within 60 days. Excludes 7,600 shares of common stock underlying unvested options.

(11)	The shares of common stock reported herein are held by the Armistice Capital Master Fund Ltd. (the “Master Fund”) and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund, and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. Excludes (i) 850,393 shares of common stock underlying a pre-funded warrant held by the Master Fund, (ii) 980,393 shares of common stock underlying a Series A warrant held by the Master Fund, and (iii) 980,393 shares of common stock underlying a Series B warrant held by the Master Fund, each of which are subject to beneficial ownership limitations that prohibit the Master Fund from exercising any portion of those warrants if such exercise would result in the Master Fund owning a percentage of our outstanding common stock exceeding 9.99% (in the case of the pre-funded warrant) and 4.99% (in the case of the Series A and Series B warrants) after giving effect to the issuance of common stock in connection with the Master Fund’s exercise of any portion of such warrant. The address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Moss Adams, LLP (“Moss Adams”), Denver, Colorado (PCAOB ID No. 659) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2023. Plante & Moran, PLLC (“Plante Moran”), Denver, Colorado (PCAOB ID No. 166) served as our independent registered public accounting firm for the fiscal year ended December 31, 2022.

The table below presents the aggregate fees billed for professional services rendered by Moss Adams and Plante Moran for the years ended December 31, 2023 and 2022.

	2023			2022
	Amount		Percent	Amount	Percent

Audit fees	$563,625	(1)	90%	$281,000	86%
Audit -related fees	20,000	(2)	3%	-	0%
Tax fees	45,330	(2)	7%	45,000	13%
All other fees	-		0%	-	0%

Total	$628,955		100%	$326,000	100%

(1)	These fees include $333,425 paid to Moss Adams and $230,200 paid to Plante Moran.

(2)	These fees were all paid to Plante Moran.

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

Change in Accounting Firm

On May 3, 2023, as approved by our Audit Committee, the Company dismissed Plante Moran as the Company’s independent registered public accounting firm, effective immediately.

During the fiscal years ended December 31, 2022 and 2021, Plante Moran’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Plante Moran’s report for the year ended December 31, 2022 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2022 and 2021, and through the date of Plante Moran’s dismissal, (i) there were no disagreements between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Plante Moran’s satisfaction, would have caused Plante Moran to make reference in connection with Plante Moran’s report to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K, except for the disclosure of material weaknesses in the Company’s internal controls over financial reporting as disclosed in Part II, Item 9A of the Company’s Form 10-K for the years ended December 31, 2022 and 2021.

The Audit Committee approved the engagement of Moss Adams as the Company’s new independent registered public accounting firm, which engagement was effective as of May 3, 2023. During the fiscal years ended December 31, 2022 and 2021 and through the date of their engagement, neither the Company nor anyone acting on its behalf consulted Moss Adams with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $100,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Moss Adams during 2023 and 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The consolidated financial statements, together with the reports thereon of Moss Adams, LLP and Plante & Moran, PLLC dated March 28, 2024, respectively, are included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

(3) Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023.(8)

4.1	Form of Stock Certificate. (1)

4.2	Form of Representative’s Warrant in connection with the Company’s initial public offering. (2)

4.3	Form of Representative’s Warrant in connection with the Company’s May 2021 follow-on offering. (5)

4.4	Form of Common Stock Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (7)

4.5	Form of Pre-Funded Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (7)

4.6	Form of Series A Common Stock Purchase Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.7	Form of Series B Common Stock Purchase Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.8	January 2023 Warrant Amendment, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.9	Form of Pre-Funded Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.10	Form of Series B-1 Common Stock Purchase Warrant, issued to the investor in the February 2024 Inducement Transaction (11)

4.11	Form of Series B-2 Common Stock Purchase Warrant, issued to the investor in the February 2024 Inducement Transaction (11)

10.1	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between R. Kirk Huntsman and Vivos Therapeutics, Inc. (3) †

10.2	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between Bradford Amman and Vivos Therapeutics, Inc. (3) †

10.3	Vivos Therapeutics, Inc. 2017 Stock Option and Stock Issuance Plan. (1)

10.4	Vivos Therapeutics, Inc. 2019 Stock Option and Stock Issuance Plan. (1)

10.5	Licensing, Distribution, and Marketing Agreement dated February 12, 2021 between the Company and MyCardio, LLC. (4)+

10.6	Sales Agreement dated February 7, 2022, between the Company and Roth Capital Partners, LLC.(6)

10.7	Form of Securities Purchase Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (7)

10.7	Form of Registration Rights Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (7)

10.8	Placement Agency Agreement, dated January 5, 2023, between the Company and Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (7)

10.9	Form of Securities Purchase Agreement, dated November 2, 2023, between the Company and the investor in the November 2023 private placement (9)

10.10	Form of Registration Rights Agreement, dated November 2, 2023, between the Company and the investor in the November 2023 private placement (9)

10.11	Placement Agency Agreement, dated November 2, 2023, between the Company and A.G.P./Alliance Global Partners (9)

10.12	Warrant Inducement Agreement, dated February 14, 2024, between the Company and the investor in the February 2024 Inducement Transaction (11)

19.1	Insider Trading Policy and Compliance Manual (10)

21.1	List of Subsidiaries. *

23.1	Consent of Moss Adams, LLP.*

23.2	Consent of Plante & Moran PLLC.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation., adopted as of December 1, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 19, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 26, 2020.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.

(6)	Incorporated by refence to the Company’s Registration Statement on Form S-3, filed with the SEC on February 7, 2022.

(7)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2023.

(8)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

(9)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

(10)	Incorporated by refence to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023.

(11)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2024.

†	Includes management contracts and compensation plans and arrangements
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS THERAPEUTICS, INC.

Date:	March 28, 2024	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2024.

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

-138-