Form 10-Q
period 2024-03-31
Vivos Therapeutics, Inc.
filed 2024-05-14
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024
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

The registrant had 3,227,270 shares of its common stock, $0.0001 par value per share, outstanding as of May 13, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that known and unknown risks, uncertainties and other factors, including those over which we may have no control and others listed in this Report and our other public filings, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method, including our proprietary oral appliances, as a treatment for dentofacial abnormalities and/or mild to severe OSA and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances and leases of SleepImage® home sleep testing rings;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentists for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth including, for example, our Medical Integration Division, SleepImage® home sleep apnea test, arrangements with durable medical equipment companies (“DMEs”) and other third-party collaborations;

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies as well as laws, rules and regulations related to the practice of medicine or dentistry;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of outbreaks of disease such as COVID-19, inflation and volatile geopolitical and capital markets) which could impair our operations, financial performance and ability to raise new capital.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Business” and other sections in this Report as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our other public filings. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events or information as of the date on which the statements are made in this Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we refer to in this Report and have filed as exhibits to this Report and our other public filings, completely and with the understanding that our actual future results may be materially different from what we expect.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2024	December 31, 2023

Current assets
Cash and cash equivalents	$2,611	$1,643
Accounts receivable, net of allowance of $252 and $250, respectively	525	202
Prepaid expenses and other current assets	475	616

Total current assets	3,611	2,461

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,332	3,314
Operating lease right-of-use asset	1,302	1,385
Intangible assets, net	408	420
Deposits and other	308	307

Total assets	$11,804	$10,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,499	$2,145
Accrued expenses	2,466	2,334
Current portion of contract liabilities	2,398	2,138
Current portion of operating lease liability	483	474
Other current liabilities	224	198

Total current liabilities	8,070	7,289

Long-term liabilities
Contract liabilities, net of current portion	533	289
Employee retention credit liability	1,220	1,220
Operating lease liability, net of current portion	1,399	1,521

Total liabilities	11,222	10,319

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 2,731,270 shares as of March 31, 2024 and 1,833,877 shares as of December 31, 2023	-	-
Additional paid-in capital	97,396	93,462
Accumulated deficit	(96,814)	(93,051)
Total stockholders’ equity	582	411
Total liabilities and stockholders’ equity	$11,804	$10,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Product revenue	$1,674	$1,772
Service revenue	1,745	2,085
Total revenue	3,419	3,857

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,482	1,520

Gross profit	1,937	2,337

Operating expenses
General and administrative	4,921	6,537
Sales and marketing	655	630
Depreciation and amortization	146	175

Total operating expenses	5,722	7,342

Operating loss	(3,785)	(5,005)

Non-operating income (expense)
Other expense	(1)	51
Excess warrant fair value	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	-	9,628
Other income	23	76
Loss before income taxes	(3,763)	(1,703)

Net loss	$(3,763)	$(1,703)

Net loss per share (basic and diluted)	$(1.63)	$(1.72)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	2,308,154	990,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands, Except Common Stock Amounts)

	Three Months Ended March 31, 2023 and 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	920,592	$-	$84,269	$(79,468)	$4,801
Issuance of common stock in private placement, net of issuance costs	80,000	-	-	-	-
Issuance of common stock for purchase of assets	10,000	-	116	-	116
Issuance of commons stock upon exercise of warrants	186,666	-	2,848	-	2,848
Issuance of warrants to consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	1,197,258	$-	$88,164	$(81,171)	$6,993

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	2,731,270	$-	$97,396	$(96,814)	$582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,763)	$(1,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	293	306
Depreciation and amortization	146	175
Fair value of warrants issued for services	6	625
Change in fair value of warrant liability, net of issuance costs of $645	-	(9,628)
Excess warrant fair value	-	6,453
Changes in operating assets and liabilities:
Accounts receivable	(324)	136
Prepaid expenses and other current assets	141	102
Operating lease liabilities, net	(30)	(25)
Deposits	4	79
Accounts payable	354	84
Accrued expenses	132	28
Other liabilities	21	(31)
Contract liability	504	(140)

Net cash used in operating activities	(2,516)	(3,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(151)	(239)
Payment for asset purchase	-	(50)

Net cash used in investing activities	(151)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	3,941	8,000
Payments for issuance costs	(306)	(645)

Net cash provided by financing activities	3,635	7,355

Net increase in cash and cash equivalents	968	3,527
Cash and cash equivalents at beginning of year	1,643	3,519

Cash and cash equivalents at end of year	$2,611	$7,046
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc., a Texas corporation (“First Vivos”), and Vivos Therapeutics, Inc., a Wyoming corporation (“Vivos”), which was established on July 7, 2016 to facilitate SEA transaction. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer.

The transaction was accounted for as a reverse acquisition and recapitalization, with BioModeling as the acquirer for financial reporting and accounting purposes. Upon the consummation of the merger, the historical financial statements of BioModeling became the Company’s historical financial statements and recorded at their historical carrying amounts.

On August 12, 2020, Vivos reincorporated from Wyoming to become a domestic Delaware corporation under Delaware General Corporate Law. Accordingly, as used herein, the term “the Company,” “we,” “us,” “our” and similar terminology refer to Vivos Therapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries. As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of Vivos Therapeutics, Inc., a Delaware corporation.

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

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. The Company offers three separate clinical pathways or programs to providers—Guided Growth and Development, Lifeline, and Complete Airway Repositioning and Expansion (“CARE”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient needs. For example, the Guided Growth and Development program features the Vivos Guide and PEx appliances along with adjunctive, non-Company therapies used by a dentist (such as CO2 laser treatments and other therapies) designed for treating palatal growth (growth of the mouth roof) and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are FDA 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

The Company’s flagship CARE program, which is part of The Vivos Method, features the Company’s patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the CARE appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of over 42,600 patients treated to date worldwide with the Company’s entire current suite of products, there have been very few instances of relapse.

The Company also offers a suite of diagnostic and support products and services to dental and medical providers and distributors who treat patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) AireO2 (an electronic health record program designed specifically for use by dentists treating sleep patients), (iii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iv) Billing Intelligence Services (“BIS”) (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at the Company’s Vivos Institute in Denver, Colorado, (vi) MyoCorrect, a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform, and (vii) the Company’s Medical Integration Division (“MID”), which manages independent medical practices under management and development agreements which pays the Company from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees.

The Company’s business model is to teach, train, and support dentists, medical doctors, and distributors in the use of the Company’s products and services. Dentists who use the Company’s products and services typically enroll in a variety of live or online training and educational programs offered through the Company’s Vivos Institute—an 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. Dentists may also enroll in the VIP program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP Program are referred to as “VIPs.” The Company charges upfront enrollment fees to educate and train new providers. The Company also charges for the ancillary support services listed above and views each product and service as a revenue/profit center.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2023 audited consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2024.

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

Revenue Recognition

The Company generates revenue from the sale of products and services. A significant majority of the Company’s revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (“Premier VIPs”). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in prior fiscal quarters on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration the Company expects to be entitled to in exchange for those products and services.

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

VIP enrollment fees include multiple performance obligations which vary on a contract-by-contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six or twelve month BIS subscription, a marketing package, lab credits and the right to sell our appliances. The Company allocates the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

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

The Company uses significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. The Company has determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, the Company has estimated customer life for each year a contract is initiated. The estimated customer lives are calculated separately for each year and have been estimated at 15 months for 2020, 14 months for 2021, 18 months for 2022, 23 months for 2023, and 27 months in 2024, as a result of customers staying active for longer periods of time. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

Other Service Revenue

In addition to VIP enrollment service revenue, in 2020 the Company launched BIS, an additional service on a monthly subscription basis, which includes the Company’s AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

The Company also offers its VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

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
2)	Conference or trade show incentives, such as subscription enrollment into the SleepImage® home sleep test program, or a free trial period for the SleepImage® lease program
3)	Negotiated concessions on annual enrollment fee
4)	Credits/rebates to be used towards future product orders such as lab rebates

The amount of the discount is determined up front prior to the sale. Accordingly, measurement is determined before the sale occurs and revenue is recognized based on the terms agreed upon between the Company and the customer over the performance period. In rare circumstances, a discount has been given after the sale during a conference which is offering a discount to full price. In this situation, revenue is measured and the change in transaction price is allocated over the remaining performance obligation.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its line of oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. The Company contracts with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

The Company’s appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions (notably Canada and Australia) to sell the appliances to their customers as well as in two dental centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its patient-customized, patented appliances and its preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, treatments, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis under ASC 606-10-55-36 through 55-40 and concluded it is the principal in the transaction and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

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

The Company offers certain dentists (known as Clinical Advisors) discounts to standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of the Company’s products, to purchase Company products for their own practices. In addition, from time to time, the Company offers credits to incentivize VIPs to adopt the Company’s products and increase case volume within their practices. These incentives are recorded as a liability at issuance and are deducted from the related product sale at the time the credit is used.

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

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 5 years. Amortization of leasehold improvements is recognized using the straight-line method over the shorter of the life of the improvement or the term of the respective leases which range between 5 and 7 years. The Company does not begin depreciating assets until assets are placed in service.

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and for the three months ended March 31, 2024, accordingly no impairment was required.

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

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, and for the three months ended March 31, 2024, accordingly no impairment was required.

Equity Offering Costs

Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to additional paid-in capital in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful equity offerings are recorded as an expense in the period when it is determined that an offering is unsuccessful.

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

As indicated above, for 2020, companies were eligible for a credit equal to 50 percent of the first ten thousand of qualified wages paid per employee in the aggregate of each eligible quarter. Therefore, the maximum ERTC for the Company for 2020 is five thousand ($5,000) per employee. For the second and fourth quarters of 2020, the total eligible credit was limited to approximately $0.5 million.

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, as of March 31, 2024, and December 31, 2023, approximately $1.2 million is reflected under long-term liabilities.

Loss and Gain Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred, and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, the Company accrues that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the Company accrues the lowest amount in the range. If the Company determines that a loss is reasonably possible and the range of the loss is estimable, then the Company discloses the range of the possible loss. If the Company cannot estimate the range of loss, it will disclose the reason why it cannot estimate the range of loss. The Company regularly evaluates current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. Legal fees related to contingencies are charged to general and administrative expenses as incurred. Contingencies that may result in gains are not recognized until realization is assured, which typically requires collection in cash.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with the research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These are recorded on the statement of operations under general and administrative expense.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses, and operating lease liability - current and non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheets.

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options, convertible debt, Preferred Stock, and warrants, to the extent the same are dilutive.

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

Segment Information

We manage our business within one reportable segment. The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker (“CODM”), reviews financial information presented on a consolidated basis, accompanied by information about operations for purposes of making operating decisions and assessing financial performance.

Recent Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption assuming that the Company retains its designation as an EGC.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $3.8 and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $96.8 million as of March 31, 2024.

Net cash used in operating activities amounted to approximately $2.5 and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had total liabilities of approximately $11.2 million.

As of March 31, 2024, the Company had approximately $2.6 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2024 and 2023, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2024		2023

Product revenue
Appliances	1,145		1,314
Guides	529		458
Total product revenue	1,674	(1)	1,772

Service revenue
VIP	907		1,294
Billing intelligence services	225	(2)	214
Sleep testing services	307		262
Myofunctional therapy services	184		217
Sponsorship/seminar/other	122		98
Total service revenue	1,745		2,085

Total revenue	$3,419		$3,857

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	BIS revenue from subscription contracts is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Beginning balance, January 1	$3,038	$3,038
New contracts, net of cancellations	855	1,225
Revenue recognized	(962)	(1,396)

Ending balance, March 31	$2,931	$2,867

Current portion of deferred revenue is approximately $2.4 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.4 and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.2 million at December 31. 2023, and $0.5 million at March 31, 2024. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.2 million existed as of March 31, 2024 and December 31, 2023.

Shipping Costs

Shipping costs for product deliveries to customers are expensed as incurred and totaled approximately $0.1 million for the three months ended March 31, 2024, and 2023. Shipping costs for product deliveries to customers are included in cost of goods sold in the accompanying consolidated statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2024 and December 31, 2023, property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Furniture and equipment	$1,321	$1,321
Leasehold improvements	2,479	2,479
Construction in progress	1,469	1,435
Software	117	-
Molds	405	405
Gross property and equipment	5,791	5,640
Less accumulated depreciation	(2,459)	(2,326)

Net Property and equipment	$3,332	$3,314

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Construction in progress relates to the development of software for internal use expected to be placed in service in 2024. Total depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of March 31, 2024 and December 31, 2023, consist of the following acquisitions (in thousands):

Acquisitions	March 31, 2024	December 31, 2023

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of March 31, 2024 and December 31, 2023, identifiable intangible assets were as follows (in thousands):

	March 31, 2024	December 31, 2023

Patents and developed technology	$2,302	$2,302
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,659
Less accumulated amortization	(2,251)	(2,239)

Net intangible assets	$408	$420

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months ended March 31, 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ending March 31,

2024 (remaining nine months)	38
2025	50
2026	35
2027	29
2028	29
Thereafter	227

Total	$408

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of March 31, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Accrued payroll	$1,328	$1,498
Accrued legal and other	1,098	798
Lab rebate liabilities and gift cards	40	38

Total accrued liabilities	$2,466	$2,334

NOTE 7 – PREFERRED STOCK

The Company’s Board of Directors has the authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of March 31, 2024, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. The Company’s Board of Directors may declare dividends payable to the holders of Common Stock.

Common Stock Transactions During the Periods Presented

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

On February 28, 2023, the Company acquired certain U.S. and international patents, patent applications, trademarks, product rights, and other miscellaneous intellectual property from AFD. Pursuant to the asset acquisition, the Company agreed to issue 10,000 shares of Common Stock in addition to cash consideration of $50,000. As a result of this transaction the Company recorded intangible assets of approximately $0.2 million. As part of the associated Asset Purchase Agreement, the Company agreed to a future earnout payment consideration based on a sliding-scale percentage on the volume of future sales, as well as a cash payment of $0.2 million upon the achievement of specified milestones. Per the Company’s accounting policy, the contingent consideration obligation will be recorded as the contingency is resolved and the consideration is paid or becomes payable.

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

On November 2, 2023, the Company closed a private placement (the “November 2023 Private Placement”) with an institutional investor pursuant to which the Company sold an aggregate of $4.0 million of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock at an exercise price of $0.0001 per share, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant (the “Series B Warrant”) to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share. Issuance costs associated with the November 2023 Private Placement were approximately $0.5 million.

In December 2023, 437,393 of the 850,393 pre-funded warrants granted on November 2, 2023 were exercised. In January 2024, the remaining 413,000 pre-funded warrants were exercised.

On February 14, 2024, the Company entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor in the November 2023 Private Placement pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, the Company agreed to issue to the investor, in a new private placement transaction (the “Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of the Company’s common stock at an exercise price of $5.05 per share, and (ii) an 18-month, Series B-2 common stock purchase warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (collectively, the “Inducement Warrants” and such aggregate 1,470,592 shares of the Company’s common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant. Issuance costs associated with the February inducement were approximately $0.3 million.

NOTE 9 – STOCK OPTIONS AND WARRANTS

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

During the three months ended March 31, 2024, and 2023 the Company did not grant stock options to purchase shares of Common Stock. Options for the purchase of 500 and 500 shares of common stock expired as of March 31, 2024, and 2023. The following table summarizes all stock options from December 31, 2023 to Mach 31, 2024 (shares in thousands):

	2024
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2023	127		$62.45	3.4
Granted	-		-
Forfeited	-		-
Exercised	-		-

Outstanding, at March 31	127	(3)	62.45	3.4

Exercisable, at March 31	93	(4)	70.65	2.7

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2024, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of March 31, 2024, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three months ended March 31, 2024. For each of the three months ended March 31, 2024, and 2023 the Company recognized approximately $0.3 million of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of March 31, 2024 was approximately $1.3 million, which will be recognized over the weighted average remaining term of 3.4 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the three months ended March 31, 2024 (shares in thousands):

	2024
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2023	2,821		$13.15	4.6
Grants of warrants:
Warrant inducement	1,471	(3)
Exercised	(1,394	)(4)
Forfeited	(11)
Outstanding, at March 31	2,887	(5)	$7.83	3.8

Exercisable, at March 31	2,833	(6)	$7.60	3.8

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In February 2024, the Company granted warrants in connection with a warrant inducement consisting of warrants to purchase up to an aggregate of 1,470,592 shares of common stock at an exercise price of $5.05 per share, with a relative fair value of approximately $3.9 million which was recorded to additional paid-in capital at the time of issuance.

(4)	During the first quarter of 2024, the Company issued an aggregate of 1,393,393 shares of common stock from the exercise of warrants previously issued in November 2023.

(5)	As of March 31, 2024, the aggregate intrinsic value of warrants outstanding was $0 million.

(6)	As of March 31, 2024, the aggregate intrinsic value of warrants exercisable was $0 million.

For the three months ended March 31, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2024

Measurement date closing price of Common Stock (1)	$5.05
Contractual term (years) (2)	3.1
Risk-free interest rate	4.4%
Volatility	130%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2024 and 2023, no options were granted to the Company’s directors, officers, employees and consultants, and no other related-party transactions occurred.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2024 and December 31, 2023 to record the deferred tax asset that is not likely to be realized.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COVID-19 Pandemic

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 progressed. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during at least the first half of 2023 continued to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. Thus far in 2024, we do not believe COVID-19 issues are impacting our business in any material way. We continue to monitor the overall landscape of potential viral or other diseases which may pose a threat, and we will respond appropriately should any such threats materialize.

Inflation, the War in Ukraine and Middle East Hostilities

The Company believes that as the U.S. experiences a persistent and protracted period of inflation, which has increased (and may continue to increase), the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers may also increase. In the early part of 2024, there is considerable economic and capital markets uncertainty arising out of several global factors, including but not limited to, Russia’s ongoing war in Ukraine, the Hamas attacks on Israel in October of 2023, Israel’s response to those attacks, and social unrest and protests on university campuses have emerged as new barriers to both near and long-term economic recovery.

If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. To date, the Company has been able to manage inflation risk without a material adverse impact on its business or results of operations. However, inflationary pressures (including increases in the price of raw material components of the Company’s appliances) made it necessary for the Company to adjust its standard pricing for its appliance products effective May 1, 2022, and we may have to do so again in 2024. The full impact of such price adjustments on sales or demand for the Company’s products is not fully known at this time and may require the Company to adjust other aspects of its business as it seeks to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been mainly to raise interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, like in the recession of 2008, then the impact on the Company’s revenue, earnings potential and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

Operating Leases

The Company has entered into various operating lease agreements for certain offices, medical facilities and training facilities. These leases have original lease periods expiring between 2022 and 2029. Most leases include an option to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. For the purpose of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease until it is reasonably certain that the Company will exercise that option.

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

For the three months ended March 31, 2024 and 2023, the components of lease expense are as follows (in thousands):

Lease cost:	2024	2023

Operating lease cost	$123	$130
Total net lease cost	$123	$130

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs for the three months ended March 31, 2024 and 2023 aggregated approximately $0.1 million in each period. This is included under general and administrative expense.

As of March 31, 2024, the remaining lease terms and discount rate used are as follows (in thousands):

2024

Weighted-average remaining lease term (years)	3.5
Weighted-average discount rate	8.4%

Supplemental cash flow information related to leases as of March 31, 2024 is as follows (in thousands):

2024
Cash flow classification of lease payments:
Operating cash flows from operating leases	153

As of March 31, 2024, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of March 31,

2024 (remaining nine months)	468
2025	594
2026	507
2027	493
2028	133
Thereafter	7

Total lease payments	2,202
Less: Imputed interest	(320)
Total	$1,882

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of March 31, 2024 and 2023, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For The Three Months Ended March 31,
	2024	2023
Calculation of Numerator:
Net loss	$(3,763)	(1,703)

Loss applicable to common stockholders	$(3,763)	$(1,703)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	2,308,154	990,669

Net loss per share of Common Stock (basic and diluted)	$(1.63)	$(1.72)

As of March 31, 2024 and 2023, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	March 31, 2024	March 31, 2023

Common stock warrants	2,887	495
Common stock options	127	125
Total	3,014	620

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2024 and 2023, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on the November 2023 Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028. In addition, as part of the November 2023 Private Placement, we agreed to amend the existing outstanding common stock purchase warrant held by the purchaser and issued in January 2023 to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $30.00 per share with an expiration date of July 5, 2028. Such amendment, which became effective upon the closing of the November 2023 Private Placement, reduced the exercise price of the January warrant to $3.83 per share and extended the expiration date of such warrant to November 2, 2028. The amendment also restated in its entirety the definition of “Black Scholes Value” contained in the January warrant which resulted in the classification of the warrant from liability to equity. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of March 31, 2023, June 30, 2023, September 30, 2023, and November 2, 2023 when the November 2023 Private Placement closed. The changes in the fair value between issuance, the March 31, 2023 measurement date, the June 30, 2023 measurement date, the September 30, 2023, and the November 2, 2023 measurement date are recorded as a component of other income (expense), in the consolidated statement of operations.

Recurring Fair Value Measurements

For the three months ended March 31, 2024, the Company did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. The Company concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and classified the liability as Level 3. For the three months ended March 31, 2023, the Company did not have any assets and liabilities classified as Level 1 or Level 2, and had a warranty liability measured at fair value using significant unobservable inputs (Level 3) of approximately $1.3 million.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2024, and 2023 the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of March 31, 2024, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $2.6 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. No single customer represented more than 10% of our accounts receivable as of March 31, 2024. The Company maintains reserves for potential bad debts.

Supplier Concentration

As previously disclosed, the Company relies on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of March 31, 2024, the Company had five suppliers that accounted for approximately 80% of the Company’s total purchases during the year. The Company expects to maintain existing relationships with these vendors.

NOTE 15 – SUBSEQUENT EVENTS

As previously reported, the Company fell out of compliance with Nasdaq’s $2.5 million minimum stockholders’ equity requirement (the “Equity Rule”). On November 9, 2023, we presented a plan to Nasdaq outlining our intention to raise additional equity capital as part of our efforts to regain compliance with the Equity Rule. Subsequently, on November 30, 2023, the Company received a letter from the Nasdaq hearings panel (the “Hearings Panel”) informing us that the panel had granted the Company’s request to remain listed on Nasdaq, subject to certain conditions. Such conditions included providing an update on our compliance plan and demonstrating compliance with the Equity Rule by March 19, 2024.

On February 23, 2024, we presented our plan of compliance to the Hearings Committee, and on May 6, 2024, Nasdaq confirmed that the Company had successfully regained compliance with the Equity Rule. Nasdaq will continue to monitor the Company’s ongoing compliance with the Equity Rule for a one-year period. Failure to demonstrate continued compliance would again subject the Company to delisting.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Over 42,600 patients have been treated to date, worldwide, with our entire current suite of products by more than 1,950 trained dentists.

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

Impact of COVID-19

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat as 2023 progressed. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. We believe new enrollments during at least the first half of 2023 continued to be negatively impacted by the ongoing overall workforce uncertainties in the dental market. Thus far in 2024, we do not believe COVID-19 issues are impacting our business in any material way. We continue to monitor the overall landscape of potential viral or other diseases which may pose a threat, and we will respond appropriately should any such threats materialize.

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

Product Sales Revenue. Throughout the latter part of 2023 and into the first quarter of 2024, the Company experienced a decline in Product Sales Revenue. As previously noted, we believe this decline was due in part to certain adverse events in the larger sleep apnea oral appliance market, and not specific to Vivos. Another factor contributing to the decline was our Reductions In Force (RIF) which we undertook during 2022 and 2023. However, those product sales revenue declines only began to reverse somewhat after the end of the first quarter of 2024. Enrolling new VIPs is key to our ability to generate revenue from product sales, and lower VIP enrollments during 2023 and into the first quarter of 2024 also dampened product sales revenue. Equally as important, however, is the number of Vivos treatment case starts that our existing VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically starts slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 40% of our VIPs initiated a new case as of March 31, 2024. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including a custom single arch device with an FDA 510(k) clearance for treating TMD and/or Bruxism (teeth grinding or clenching). We have rebranded the AFD products as Vivos Vida and Vivos Vida Sleep. During the first quarter of 2024, certain of those products were among the fastest growing segment of our entire product line, and we fully expect to continue to increase sales of these acquired products throughout the remainder of 2024 and beyond. As described further below, during 2023 we entered into a distribution agreement with Lincare, a leading durable medical equipment (“DME”), to distribute certain of our products, including those we acquired from AFD.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This would allow us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As of March 31, 2024, we believe we have made important progress in penetrating this market, but as we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs, and we do not expect DSO training or product sales to materially impact overall revenue in 2024. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This program is designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP gives these dentists a simple yet profitable way to screen their patients for OSA using the SleepImage® home sleep test. Patients with OSA can be referred to a fully trained local VIP dentist for treatment. The AAP program did not contribute meaningfully to revenue in the first quarter of 2024.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed). Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized and enrollment began in 2024. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

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

On October 24, 2023, we announced the conclusion of this pilot program and an amendment to our Lincare agreement to appoint Lincare as our exclusive DME distributor in the U.S. for a period of 6-months to distribute the products described above. Since completion of the pilot, the Lincare roll out has progressed much slower than anticipated, and it is unclear to the Company just what to expect from this relationship going forward. We no longer expect the Lincare program to materially impact revenue in the near term.

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. Subject to regulatory approvals, which are pending in several countries under the agreement, we could see revenue from this collaboration in the latter part of 2024.

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

Unfortunately, and despite our best efforts to distance ourselves and our products from the AGGA device, the entire matter generated a certain amount of confusion and fear amongst both existing VIP dentists and other non-affiliated dentist prospects. Thus, new provider enrollments and sales of Vivos appliances in the first quarter 2023 decreased as word spread. By the latter part of June 2023, we began to see a partial rebound in new enrollments. Nevertheless, certain Vivos-trained providers remain very cautious and are being far more selective in their cases, which has continued to impact appliance sales through the end of 2023 and into 2024.

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

Inflation. The U.S. has been experiencing a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products effective May 1, 2022. In addition, future price adjustments may be required as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

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

Seasonality. We believe that the patient volumes of our VIPs will be sensitive to seasonal fluctuations in urgent care and primary care activity. Typically, the fourth quarter tends to be one where we see higher enrollment levels for new VIP dentists, however, as previously mentioned reported, in the fourth quarter of 2023 we did not see that same pattern emerge. The first and second quarters of each year tend to be our weakest quarter of the year for new enrollments, and to a certain extent, appliance sales as well. This was the case in the first half of 2023 and in the first quarter of 2024. Winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks vary dramatically. Additionally, as consumers shift toward high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to lower than expected patient volume or an increase in bad debt expense during that period. Our quarterly operating results may fluctuate in the future depending on these and other factors.

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and the attacks by Hamas on Israel in October of 2023 and Israel’s responses have created much social unrest and protests, disrupted commercial and capital markets, and emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

Potential Nasdaq Delisting. As previously reported, we fell out of compliance with Nasdaq’s $2.5 million minimum stockholders’ equity requirement (the “Equity Rule”) during 2023. On November 9, 2023, we presented a plan to a Nasdaq Hearings Panel (the “Hearings Panel”) outlining our intention to raise additional equity capital as part of our efforts to regain compliance with the Equity Rule. Subsequently, on November 30, 2023, we received a letter from the Hearings Panel informing us that the panel had granted the Company’s request to remain listed on Nasdaq, subject to certain conditions. Such conditions included providing an update on our compliance plan and demonstrating compliance with the Equity Rule by March 19, 2024.

On February 23, 2024, we presented an updated plan of compliance to the Hearings Panel, and on May 6, 2024, Nasdaq confirmed that we had successfully regained compliance with the Equity Rule. Nasdaq will continue to monitor our ongoing compliance with the Equity Rule for a one-year period. Failure to demonstrate continued compliance would again subject the Company to delisting. This is highly likely given that our stockholder’s equity as reported in this Report as of March 31, 2024 is less than the $2.5 million required by the Equity Rule. As such, we will likely receive a delist determination letter from the Nasdaq staff and receive an opportunity to request a new hearing with the Hearings Panel and present a response. A delisting of our common stock would likely have a significant adverse impact on our stock price, the ability of our stockholders to trade their common stock, and our overall reputation, thereby posing challenges to the operation of our company.

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

Other income. Other income relates to interest income in 2024, as well as excess warrant fair value and change in fair value of warrant liability in 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Our consolidated statements of operations for the three months ended March 31, 2024 and 2023 are presented below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change

Revenue
Product revenue	$1,674	$1,772	$(98)
Service revenue	1,745	2,085	(340)
Total revenue	3,419	3,857	(438)

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,482	1,520	(38)
Gross profit	1,937	2,337	(400)
Gross profit %	57%	61%

Operating expenses
General and administrative	4,921	6,537	(1,616)
Sales and marketing	655	630	25
Depreciation and amortization	146	175	(29)

Operating loss	(3,785)	(5,005)	1,220

Non-operating income (expense)
Other expense	(1)	51	(52)
Excess warrant fair value	-	(6,453)	6,453
Change in fair value of warrant liability, net of issuance costs of $645	-	9,628	(9,628)
Other income	23	76	(53)

Net loss	$(3,763)	$(1,703)	$(2,060)

Revenue

Revenue decreased approximately $0.4 million, or 11%, to approximately $3.4 million for the three months ended March 31, 2024 compared to $3.8 million for the three months ended March 31, 2023. Revenue during the first three months of 2024 was impacted by a decrease of approximately $0.1 million in product revenue due to lower product sales, coupled with a decrease of approximately $0.3 million in service revenue. The decrease in total revenue is attributable to a decrease of approximately $0.4 million in VIP enrollment revenue followed by a decrease of approximately $0.2 million in appliance sales to VIPs. This was offset by an increase of approximately $0.1 million in guides sales to VIPs, and an increase of approximately $0.1 million from sleep testing services and devices. BIS and Myofunctional therapy revenues remained relatively unchanged at $0.2 million each for the three months ended March 31, 2024 and 2023. Sponsorship and seminar revenue also remained flat at approximately $0.1 million during the same periods.

During the three months ended March 31, 2024, we enrolled 50 VIPs and recognized VIP enrollment revenue of approximately $0.9 million, a decrease of 30% in enrollment revenue, compared to the three months ended March 31, 2023, when we enrolled 36 VIPs for a total of approximately $1.3 million. Revenue growth in the first quarter of 2024 was impacted by updates to key inputs in our revenue recognition methodology, primarily estimated customer lives. As part of our annual process, the estimated customer lives are calculated separately for each year and was estimated to be 27 months in 2024, an increase of 17%, compared to 23 months in 2023, and an even higher increase of 50% when compared to 18 months in 2022. Estimated customer lives impacts the amortization of revenue to be spread over a longer period of time, thus decreasing the revenue that is recognized over the same period when compared to 2023. Although this negatively impacts our revenue recognition, it is a result of customers staying active for a longer period of time, thus increasing our customer retention year-over-year. Additionally, our revenue was impacted by new entry levels into the VIP program, ranging from $2,500 to $50,000 and adding an $8,000 pediatric program, which was received positively by our providers, however it results in lower revenue per contract. This coupled with lower enrollments during 2023, resulted in lower revenue for the first quarter of 2024.

For the three months ended March 31, 2024, we sold 1,996 oral appliance arches for a total of approximately $1.7 million, a 6% decrease in revenue from the three months ended March 31, 2023, when we sold 2,369 oral appliance arches for a total of approximately $1.8 million. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with a decrease of less than $0.1 million or 3% at approximately $1.5 million for the three months ended March 31, 2024, compared to slightly over $1.5 million for the three months ended March 31, 2023. This was primarily related to $0.1 million in lower costs associated with appliances, medical reporting expense, and membership support costs, driven by the lower sales explained above. This was offset by an increase of approximately less than $0.1 million due to higher costs associated with the ring lease program and VIP training.

For the three months ended March 31, 2024, gross profit decreased by approximately $0.4 million to $1.9 million. This decrease was attributable to a decrease in revenue of approximately $0.4 million offset by a decrease in cost of sales of less than $0.1 million. Gross margin decreased to 57% for the three months ended March 31, 2024, compared to 61% for the three months ended March 31, 2023 due to the revenue decrease.

General and Administrative Expenses

General and administrative expenses decreased approximately $1.6 million, or approximately 25%, to approximately $4.9 million for the three months ended March 31, 2024, as compared to $6.5 million for the three months ended March 31, 2023. The primary driver of this decrease was $0.9 million in professional fees and a change in personnel and related compensation of approximately $0.7 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of the reduction in force implemented during the second quarter of 2023. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.2 million related to bad debt expense, and a decrease of approximately $0.1 million related to insurance. This was offset by an increase of approximately $0.3 million in fees related to being a public company.

Sales and Marketing

Sales and marketing expenses remained constant with a slight increase of less than by $0.1 million to $0.7 million for the three months ended March 31, 2024, compared to slightly over $0.6 million for the three months ended March 31, 2023. This increase was primarily driven by commissions and digital media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization had a slight decrease during the period due to some assets being fully depreciated and an immaterial amount of depreciable assets placed into service.

Other Income

Other income of less than $0.1 million includes immaterial interest income from financial institutions.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional common stock purchase warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.2 million, or $9.6 million of other income net of issuance costs of $0.6 million, for the three months ended March 31, 2023. The net impact of the private placement warrants for the three months ended March 31, 2023 was approximately $3.2 million of other income. No warrant liability was recorded in the first quarter of 2024, as such there is no other income recorded for the three months ended March 31, 2024.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $3.8 and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $96.8 million as of March 31, 2024.

Net cash used in operating activities amounted to approximately $2.5 and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had total liabilities of approximately $11.2 million.

As of March 31, 2024, we had approximately $2.6 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern. See Note 15 to the financial statements included in this Report for additional information regarding our financing activity following the three months ended March 31, 2024.

We previously disclosed that our goal was to decrease costs and increase revenues during 2023 with the aim of becoming cash flow positive from operations by the first quarter of 2024 without the need for additional financing, if possible. We have successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales did not grow in 2023 or it the first quarter of 2024 as anticipated as our product offerings and strategies continue to be refined. As such, we anticipate that we have raised new financing in late 2023 and early 2024 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023

Net cash provided by (used in):
Operating activities	$(2,516)	$(3,539)
Investing activities	(151)	(289)
Financing activities	3,635	7,355

Net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2024 is a decrease of approximately $1.0 million compared to net cash used in operating activities of approximately $3.5 million for the three months ended March 31, 2023. This decrease is due primarily to the absence of a favorable net change in the fair value of warrant liability of approximately $10.2 million, offset by day-one non-operating warrant expense of approximately $6.5 million, an increase of approximately $0.6 million in contract liability, an increase of approximately $0.3 million in accounts payable, and an increase of approximately $0.2 million in accrued expenses and other liabilities. This was offset by an increase in our net loss of approximately $2.0 million, the decrease of approximately $0.6 million in fair value of warrants issued for services, and an increase of approximately $0.5 million in accounts receivable related to the DSO clinics and VIP enrollments under payment plans.

For the three months ended March 31, 2024, net cash used in investing activities consisted of capital expenditures for software of $0.2 million related to the development of software for internal use expected to be placed in service in 2024. This compares to net cash used in investing activities for the three months ended March 31, 2023 of $0.3 million due to capital expenditures for internally developed software and an asset purchase.

Net cash provided by financing activities of $3.6 million for the three months ended March 31, 2024, is attributable to proceeds of $3.9 million from the issuance of Common Stock, net of approximately $0.3 million of professional fees and other issuance costs, in our February warrant inducement. This compares to net cash used in investing financing for the three months ended March 31, 2023, of $7.4 million attributable to proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, from our private placement in January 2023.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our Annual Report on Form 10-K. Our remediation plan, which we implemented in 2023, included: (i) increasing dedicated personnel and the use of third-party consultants with technical account expertise, (ii) improving our internal reporting processes, (iii) designing and implementing new controls, and (iv) enhancing our supporting technology. In particular, we believe we have significantly improved our revenue recognition procedures, our technical accounting capabilities, including with respect to accounting for our outstanding warrants, and process-level control activities.

As of March 31, 2024, we have taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted above. We believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediated.

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

Changes in Internal Control over Financial Reporting

Except as described above, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated, and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. On February 1, 2023, Ortho-Tain filed a motion to re-open the district court case and set a status conference. On February 22, 2023, Vivos filed a notice of non-opposition joining that request. On July 26, 2023, the District Court reopened the case. On February 14, 2024, the District Court issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court’s order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, Vivos filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on March 19, 2024. Vivos’ reply in support of the motion to dismiss was filed on March 26, 2024. On March 20, 2024, the Court ordered that Vivos’ motion to dismiss for lack of jurisdiction would be referred to the panel of judges to be assigned to the appeal, and that no ruling on the motion to dismiss would be issued at that time. Ortho-Tain filed its opening brief on April 29, 2024. Vivos’ Answer Brief is due on or before May 30, 2024.

On July 22, 2020 Ortho-Tain filed a Complaint at Law (the “Ortho-Tain Complaint”) in the United States District Court for the Northern District of Illinois naming Vivos, along with the Company’s Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso. The Ortho-Tain Complaint alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by the Company and Benco Dental. Ortho-Tain also alleges that the actions of the defendants, including the Company, diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain also alleges two separate breach of contract actions against Dr. Brian Kraft and the Company’s Chief Executive Officer, R. Kirk Huntsman. On September 9, 2020, the Company moved to dismiss the claims against it. On May 14, 2021, the United States District Judge entered an order granting the Company’s motion to stay this case pending the outcome of a substantially similar, first-filed suit by the Company pending in the United States District Court for the District of Colorado. In light of the stay, the Court denied, without prejudice, the Company’s pending motion to dismiss. On September 3, 2021, on December 2, 2021, on April 4, 2022, on July 5, 2022, on September 19, 2022, and on November 22, 2022, the Court extended the stay. On March 2, 2023, the Court lifted the stay.

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

On May 23, 2022, Dr. G. Dave Singh (“Dr. Singh”), the founder and former director and Chief Medical Officer of our company, through his legal counsel, sent a demand letter (the “Demand Letter”) to us. The Demand Letter asserted certain allegations, including an assertion that contested our decision to terminate Dr. Singh’s employment for cause in March 2022. As previously disclosed, on March 1, 2022, with the unanimous approval of our Board of Directors, we provided notice of termination of Dr. Singh’s employment with our company “for cause” pursuant to the terms Dr. Singh’s amended and restated employment agreement with us (the “Employment Agreement”). In the Demand Letter, Dr. Singh also asserted certain potential claims against us and/or R. Kirk Huntsman, our Chairman and Chief Executive Officer, including for breach of contract, breach of fiduciary duty, defamation and other civil claims and remedies which could include severance payments to Dr. Singh and other money relief if Dr. Singh’s claims are upheld in arbitration. We believe that Dr. Singh’s assertions completely lack merit in fact or law and further believe that Dr. Singh will be unable to establish actionable damages. Further, we believe that several provisions of Dr. Singh’s Employment Agreement limit or restrict claims Dr. Singh is alleging, including a mandatory arbitration clause and exclusive remedy provisions. However, no assurances can be given that our positions regarding the Demand Letter or the Employment Agreement will be upheld by an arbitrator. The parties engaged in voluntary mediation, with no resolution reached.

On November 3, 2022, the Company initiated arbitration with the American Arbitration Association against Dr. Singh. The Company’s Demand for Arbitration alleged that Dr. Singh’s behaviors and actions constituted a breach of the Employment Agreement as well as a breach of a fiduciary duty to which he owed the Company, and requests that the Arbitrator declare that Dr. Singh’s sole remedy or relief against the Company is what was agreed upon in the Employment Agreement. On December 7, 2022, Dr. Singh filed a Cross-Complaint in the Arbitration alleging claims against the Company for breach of contract, employment discrimination, and violation of the Colorado Wage Act. On August 18, 2023, the Company filed an Amended Demand for Arbitration to add two claims for breach of contract of the restrictive covenants for Dr. Singh’s work with Koala Plus and with Stimcore. On January 8, 2024, the Company and Dr. Singh reached a settlement, and the arbitration has been closed, with the arbitrator maintaining jurisdiction for any issues that may arise from the enforcement of the settlement agreement.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

February 2024 Inducement

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023. (2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 14, 2024	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

