Form 10-Q
period 2024-06-30
Vivos Therapeutics, Inc.
filed 2024-08-14
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 3,401,488 shares of its common stock, $0.0001 par value per share, outstanding as of [August 13], 2024.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “hope,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	our ability to establish and grow our new marketing and distribution model where we create contractual alliances with operators of multiple sleep testing and treatment centers as a means of driving sales of our appliances;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method, including our proprietary oral appliances, as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential revenues and profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances, leases of SleepImage® home sleep testing rings and from our strategic alliance marketing and distribution model;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentists for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth including, for example, our new strategic alliance marketing and distribution model, our Medical Integration Division, SleepImage® home sleep apnea test, arrangements with durable medical equipment companies (“DMEs”) and other third-party collaborations;

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies as well as laws, rules and regulations related to the practice of medicine or dentistry;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of outbreaks of disease such as COVID-19, inflation and volatile geopolitical and capital markets) which could impair our operations, financial performance and ability to raise new capital.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2024	December 31, 2023

Current assets
Cash and cash equivalents	$6,903	$1,643
Accounts receivable, net of allowance of $247 and $251, respectively	395	202
Prepaid expenses and other current assets	554	616

Total current assets	7,852	2,461

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,259	3,314
Operating lease right-of-use asset	1,217	1,385
Intangible assets, net	395	420
Deposits and other	276	307

Total assets	$15,842	$10,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,028	$2,145
Accrued expenses	2,185	2,334
Current portion of contract liabilities	1,795	2,138
Current portion of operating lease liability	484	474
Other current liabilities	151	198

Total current liabilities	6,643	7,289

Long-term liabilities
Contract liabilities, net of current portion	352	289
Employee retention credit liability	1,220	1,220
Operating lease liability, net of current portion	1,280	1,521

Total liabilities	9,495	10,319

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 3,401,488 shares as of June 30, 2024 and 1,833,877 shares as December 31, 2023	-	-
Additional paid-in capital	105,091	93,462
Accumulated deficit	(98,744)	(93,051)
Total stockholders’ equity	6,347	411
Total liabilities and stockholders’ equity	$15,842	$10,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product revenue	$1,975	$1,546	$3,650	$3,318
Service revenue	2,079	1,849	3,823	3,935
Total revenue	4,054	3,395	7,473	7,253

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,403	1,297	2,885	2,817

Gross profit	2,651	2,098	4,588	4,436

Operating expenses
General and administrative	4,122	5,877	9,043	12,414
Sales and marketing	320	590	973	1,220
Depreciation and amortization	145	148	291	323

Total operating expenses	4,587	6,615	10,307	13,957

Operating loss	(1,936)	(4,517)	(5,719)	(9,521)

Non-operating income (expense)
Other expense	(22)	(225)	(24)	(174)
Excess warrant fair value	-	-	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	-	(867)	-	8,761
Other income	28	81	51	156
Loss before income taxes	(1,930)	(5,528)	(5,692)	(7,231)

Net loss	$(1,930)	$(5,528)	$(5,692)	$(7,231)

Net loss per share (basic and diluted)	$(0.60)	$(4.62)	$(2.06)	$(6.40)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	3,228,363	1,197,258	2,768,934	1,129,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Six Months Ended June 30, 2024 and 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	920,592	$-	$84,269	$(79,468)	$4,801
Issuance of common stock in private placement, net of issuance costs	80,000	-	-	-	-
Issuance of common stock for purchase of assets	10,000	-	116	-	116
Issuance of commons stock upon exercise of warrants	186,666	-	2,848	-	2,848
Issuance of warrants to consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	1,197,258	$-	$88,164	$(81,171)	$6,993
Fair value of warrants issued:
To consultants for services	-	-	182	-	182
Stock-based compensation expense	-	-	459	-	459
Net loss	-	-	-	(5,528)	(5,528)

Balances, June 30, 2023	1,197,258	$-	$88,805	$(86,699)	$2,106

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	2,731,270	$-	$97,396	$(96,814)	$582
Issuance of common stock and warrants in private placement, net of issuance costs	169,498	-	7,400	-	7,400
Issuance of commons stock upon exercise of warrants, net of issuance costs	496,000	-	-	-	-
Issuance of common stock to consultants for services	4,720		14		14
Issuance of warrants to consultants for services	-	-	11	-	11
Stock-based compensation expense	-	-	270	-	270
Net loss	-	-	-	(1,930)	(1,930)

Balances, June 30, 2024	3,401,488	$-	$105,091	$(98,744)	$6,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,692)	$(7,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	563	765
Depreciation and amortization	291	323
Fair value of common stock issued for services	11	-
Fair value of warrants issued for services	20	808
Change in fair value of warrant liability, net of issuance costs of $645	-	(8,761)
Excess warrant fair value	-	6,453
Changes in operating assets and liabilities:
Accounts receivable	(193)	130
Operating lease liabilities, net	(62)	(52)
Prepaid expenses and other current assets	62	375
Deposits	41	79
Accounts payable	(117)	(86)
Accrued expenses	(206)	37
Employee retention credit liability	-	1,175
Other liabilities	(2)	2
Contract liability	(280)	(415)

Net cash used in operating activities	(5,564)	(6,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(211)	(484)
Payment for asset purchase	-	(50)

Net cash used in investing activities	(211)	(534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	7,500	-
Proceeds from exercise of pre-funded warrants	3,941	8,000
Payments for issuance costs	(406)	(645)

Net cash provided by financing activities	11,035	7,355

Net increase (decrease) in cash and cash equivalents	5,260	423
Cash and cash equivalents at beginning of year	1,643	3,519

Cash and cash equivalents at end of year	$6,903	$3,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

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

The Company’s flagship CARE program, which is part of The Vivos Method, features the Company’s patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the CARE appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of over 45,000 patients treated to date worldwide with the Company’s entire current suite of products, there have been very few instances of relapse.

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

Another aspect of the Company’s business model is to teach, train, and support dentists, medical doctors, and distributors in the use of the Company’s products and services. Dentists who use the Company’s products and services typically enroll in a variety of live or online training and educational programs offered through the Company’s Vivos Institute—an 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. Dentists may also enroll in the VIP program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP Program are referred to as “VIPs.” The Company charges upfront enrollment fees to educate and train new providers. The Company also charges for the ancillary support services listed above and views each product and service as a revenue/profit center.

The Company recently entered into a strategic marketing and distribution alliance with an operator of multiple sleep testing and treatment centers in Colorado, under which each party’s products and services will be offered together as a comprehensive solution to OSA patients seeking obstructive sleep apnea treatment. Under this model, the Company will invoice patients (rather than dentists), for treatment by Vivos employed dentists. The Company anticipates this will be the first of a series of similar alliances across the country, marking an important pivot in the Company’s marketing and distribution model for treating patients and distributing its cutting edge OSA appliances.

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

Product Revenue

In addition to revenue from services, the Company also generates revenue from the sale of its line of oral devices and preformed guides (known as appliances or systems) to its customers, the VIP dentists or OSA patients. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. The Company expanded its product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. The Company contracts with VIPs for the sale of the appliance and is not involved in the sale of the products and services from the VIP to the VIP’s patient.

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

In support of the VIPs using the Company’s appliances for their patients, the Company utilizes a team of trained technicians to measure, order and fit each appliance. Revenue is recognized differently for Company owned centers and distribution alliances with third party sleep centers than it does for revenue from VIPs. Upon scheduling the patient (which is the Company’s customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. The Company recognizes revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

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

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, or for the three and six months ended June 30, 2024, accordingly no impairment was required.

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

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, or for the three and six months ended June 30, 2024, accordingly no impairment was required.

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

As indicated above, for 2020, companies were eligible for a credit equal to 50 percent of the first ten thousand dollars of qualified wages paid per employee in the aggregate of each eligible quarter. Therefore, the maximum ERTC for the Company for 2020 is five thousand dollars ($5,000) per employee. For the second and fourth quarters of 2020, the total eligible credit was limited to approximately $0.5 million.

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, as of June 30, 2024, and December 31, 2023, approximately $1.2 million is reflected under long-term liabilities.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $5.7 and $7.2 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $98.7 million as of June 30, 2024.

Net cash used in operating activities amounted to approximately $5.6 and $6.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had total liabilities of approximately $9.5 million.

As of June 30, 2024, the Company had approximately $6.9 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three and six months ended June 30, 2024 and 2023, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

Product revenue
Appliances	1,576		1,260		2,916		2,765
Guides	399		286		734		553
Total product revenue	1,975	(1)	1,546	(1)	3,650	(1)	3,318	(1)

Service revenue
VIP	1,174		918		2,081		2,207
Billing intelligence services	213		219		438		433	(2)
Sleep testing services	318		313		625		574
Myofunctional therapy services	150		261		320		478
Sponsorship/seminar/other	224		138		359		243
Total service revenue	2,079	(2)	1,849	(2)	3,823	(2)	3,935

Total revenue	$4,054		$3,395		$7,473		$7,253

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	2024	2023

Beginning balance, January 1	$3,038	$3,038
New contracts, net of cancellations	855	1,255
Revenue recognized	(962)	(1,396)

Ending balance, March 31	$2,931	$2,897

New contracts, net of cancellations	411	794
Revenue recognized	(1,195)	(1,068)

Ending balance, June 30	$2,147	$2,623

Current portion of deferred revenue is approximately $1.8 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.6 and $0.1 million for the three months ended June 30, 2024 and 2023, and approximately $1.0 and $0.4 million for the six months ended June 30, 2024 and 2023 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.2 million at December 31. 2023, and $0.4 million at June 30, 2024. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.2 million existed as of June 30, 2024 and December 31, 2023.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2024 and December 31, 2023, property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Furniture and equipment	$1,322	$1,321
Leasehold improvements	2,479	2,479
Construction in progress	1,527	1,435
Software	117	-
Molds	406	405
Gross property and equipment	5,851	5,640
Less accumulated depreciation	(2,592)	(2,326)

Net Property and equipment	$3,259	$3,314

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Construction in progress relates to the development of software for internal use expected to be placed in service in 2024. Total depreciation and amortization expense was $0.1 million for the three months ended June 30, 2024 and 2023, and $0.3 million for the six months ended June 30, 2024 and 2023.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of June 30, 2024 and December 31, 2023, consist of the following acquisitions (in thousands):

Acquisitions	June 30, 2024	December 31, 2023
BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of June 30, 2024 and December 31, 2023, identifiable intangible assets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Patents and developed technology	$2,302	$2,302
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,659
Less accumulated amortization	(2,264)	(2,239)

Net intangible assets	$395	$420

Amortization expense of identifiable intangible assets was less than $0.1 million for the three and six months ended June 30, 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ending June 30,

2024 (remaining six months)	25
2025	50
2026	35
2027	29
2028	29
Thereafter	227
Total	$395

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of June 30, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Accrued payroll	$1,385	$1,498
Accrued legal and other	764	798
Lab rebate liabilities and gift cards	36	38

Total accrued liabilities	$2,185	$2,334

NOTE 7 – PREFERRED STOCK

The Company’s Board of Directors has the authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of June 30, 2024, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

On June 10, 2024, the Company, entered into a securities purchase agreement (the “SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”), a leading independent private equity firm. Pursuant to the SPA, the Company sold to V-CO in a private placement offering (the “Private Placement”): (i) 169,498 shares (the “Shares”) of the Company’s Common Stock, (ii) a pre-funded warrant to purchase 3,050,768 shares of Comon Stock (the “Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 3,220,266 shares of Common Stock (the “Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “Warrant Shares”).

V-CO paid a purchase price of $2.329 for each Share and Pre-Funded Warrant Share and associated Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The Private Placement closed on June 10, 2024. The Company received gross proceeds of $7,500,000 from the Private Placement. The Company intends to use the net proceeds from the Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the Private Placement. The Common Stock Purchase Warrant has a five year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

The SPA provides that for a period of three (3) years from the closing of the offering, Seneca shall be entitled to (i) receive notice of any regular or special meeting of the Company’s board of directors (the “Board”) at the time such notice is provided to the members of the Board, (ii) receive copies of any materials delivered to the Company’s directors in connection with such meetings and (iii) allow one Seneca representative (who shall be an officer or employee of Seneca) to attend and participate (but not vote) in all such meetings of the Board. The SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-CO.

The terms of the SPA require the Company to file a registration statement on Form S-3 or other appropriate form (the “Resale Registration Statement”) registering the Shares, the PFW Shares and the Warrant Shares (collectively, the “Registerable Securities”) for resale. Such Resale Registration Statement was filed with the SEC on July 30, 2024, and was declared effective by the SEC on August 7, 2024. Pursuant to the SPA, the Company must also use its commercially reasonable efforts to keep the Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the Resale Registration Statement or for such shorter period as such securities no longer constitute Registrable Securities, subject to certain limitations specified in the SPA.

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

In April 2019, the Company’s shareholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. The Company’s shareholders originally approved a total reserve of 13,334 shares of Common Stock for issuance under the 2019 Plan. At each of the Company’s annual meeting of stockholders held in 2020 and 2021, the Company’s stockholders approved amendments to the 2019 Plan to increase the number of shares of Common Stock available for issuance thereunder by an aggregate of 81,334 shares of Common Stock such that, after such amendments, and prior to any grants, 94,667 shares of Common Stock were available for issuance.

On September 22, 2023, stockholders approved an amendment to the Company’s 2019 Plan to increase the number of shares of Company common stock authorized to be issued pursuant to the 2019 Plan by 80,000 shares from an aggregate of 94,667 shares to an aggregate of 174,667 shares.

During the three and six months ended June 30, 2024, and 2023 the Company granted stock options for the purchase of 105,000 and 12,700 shares of Common Stock at a weighted average of $2.38 and $10.25 respectively. Options for the purchase of 4,036 and 20,000 shares of common stock expired as of June 30, 2024, and 2023. The following table summarizes all stock options from December 31, 2023 to June 30, 2024 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2023	127		$62.45	3.4
Granted	105		-
Forfeited	(4)		-
Exercised	-		-

Outstanding, at June 30, 2024	228	(3)	36.00	3.4

Exercisable, at June 30, 2024	121	(4)	57.35	3.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2024, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of June 30, 2024, the aggregate intrinsic value of exercisable stock options was $0.

For the six months ended June 30, 2024, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

2024

Grant date closing price of Common Stock	$2.38
Expected term (years)	3.5
Risk-free interest rate	4.3%
Volatility	140%
Dividend yield	0%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the six months ended June 30, 2024 was $2.38.

For the three months ended June 30, 2024 and 2023, the Company recognized approximately $0.3 million and $0.4 million, respectively, and for the six months ended July 30, 2024 and 2023, the Company recognized approximately $0.6 million and $0.8 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of June 30, 2024 was approximately $1.2 million, which will be recognized over the weighted average remaining term of 3.7 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the six months ended June 30, 2024 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2023	2,821		$13.15	4.6
Grants of warrants:
Private placement	6,271	(3)
Consultants for services	4	(4)
Warrant inducement	1,471	(5)
Exercised	(1,394	)(6)
Forfeited	(24)
Outstanding, at June 30, 2024	9,149	(7)	$2.96	4.5

Exercisable, at June 30, 2024	9,095	(8)	$2.90	4.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In June 30, 2024, the Company granted warrants in connection with a private placement consisting of warrants to purchase up to an aggregate of 3,220,266 shares of common stock at an exercise price of $2.204 per share, and pre-funded warrants to purchase up to an aggregate of 3,050,768 with a relative fair value of approximately $7.5 million which was recorded to additional paid-in capital at the time of issuance.

(4)	During the second quarter of 2024, the Company granted warrants to purchase up to an aggregate of 4,000 shares of common stock at an exercise price of $2.38 per share, to consultant for business development services.

(5)	In February 2024, the Company granted warrants in connection with a warrant inducement consisting of warrants to purchase up to an aggregate of 1,470,592 shares of common stock at an exercise price of $5.05 per share, with a relative fair value of approximately $3.9 million which was recorded to additional paid-in capital at the time of issuance.

(6)	During the first quarter of 2024, the Company issued an aggregate of 1,393,393 shares of common stock from the exercise of warrants previously issued in November 2023.

(7)	As of June 30, 2024, the aggregate intrinsic value of warrants outstanding was $0 million.

(8)	As of June 30, 2024, the aggregate intrinsic value of warrants exercisable was $0 million.

For the six months ended June 30, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2024

Measurement date closing price of Common Stock (1)	$1.88
Contractual term (years) (2)	5.0
Risk-free interest rate	4.4%
Volatility	140%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2024 and 2023, 105,000 options were granted to the Company’s directors, officers, employees and consultants. No other related-party transactions occurred.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2024 and December 31, 2023 to record the deferred tax asset that is not likely to be realized.

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

For the three and six months ended June 30, 2024 and 2023, the components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	2024	2023	2024	2023

Operating lease cost	$123	$114	$247	$243
Total net lease cost	$123	$114	$247	$243

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs for the three months ended June 30, 2024 and 2023 aggregated approximately $0.1 million in each period, and for the six months ended June 30, 2024 and 2023 aggregated approximately $0.2 million in each period. This is included under general and administrative expense.

As of June 30, 2024, the remaining lease terms and discount rate used are as follows (in thousands):

2024

Weighted-average remaining lease term (years)	3.2
Weighted-average discount rate	8.4%

Supplemental cash flow information related to leases as of June 30, 2024 is as follows (in thousands):

2024
Cash flow classification of lease payments:
Operating cash flows from operating leases	309

As of June 30, 2024, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

As of June 30,
2024 (remaining six months)	312
2025	594
2026	507
2027	493
2028	133
Thereafter	7
Total lease payments	2,046
Less: Imputed interest	(282)
Total	$1,764

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of June 30, 2024 and 2023, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

	2024	2023	2024	2023
Calculation of Numerator:
Net loss	$(1,930)	(5,528)	$(5,692)	(7,231)

Loss applicable to common stockholders	$(1,930)	$(5,528)	$(5,692)	$(7,231)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	3,228,363	1,197,258	2,768,934	1,129,910

Net loss per share of Common Stock (basic and diluted)	$(0.60)	$(4.62)	$(2.06)	$(6.40)

As of June 30, 2024 and 2023, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	June 30, 2024	June 30, 2023

Common stock warrants	9,149	506
Common stock options	228	138
Total	9,377	644

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of June 30, 2024 and 2023, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

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

Recurring Fair Value Measurements

For the three and six months ended June 30, 2024, the Company did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. The Company concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and classified the liability as Level 3. For the six months ended June 30, 2023, the Company did not have any assets and liabilities classified as Level 1 or Level 2, and had a warranty liability measured at fair value using significant unobservable inputs (Level 3) of approximately $2.2 million.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended June 30, 2024, and 2023 the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of June 30, 2024, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $6.9 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. No single customer represented more than 10% of our accounts receivable as of June 30, 2024. The Company maintains reserves for potential bad debts.

Supplier Concentration

As previously disclosed, the Company relies on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of June 30, 2024, the Company had five suppliers that accounted for approximately 80% of the Company’s total purchases during the year. The Company expects to maintain existing relationships with these vendors.

NOTE 15 – SUBSEQUENT EVENTS

As previously reported, on May 16, 2024, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as of March 31, 2024, the Company failed to comply with Nasdaq Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2.5 million (the “Equity Requirement”). On June 25, 2024, the Company reported in a Current Report on Form 8-K that it believed it had stockholders’ equity of at least $2.5 million as of the date of the filing of such report as a result of the Company’s closing of a $7.5 million equity private placement on June 10, 2024.

On June 27, 2024, the Company met with a Nasdaq Hearings Panel (the “Panel”) to discuss the Company’s past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of its securities on Nasdaq. On July 5, 2024, the Company was notified that the Panel had granted the Company’s request for continued listing on Nasdaq, subject to the Company’s filing of the Form 10-Q for the quarter ended June 30, 2024, with the SEC by August 15, 2024, evidencing the Company’s compliance with the Equity Requirement. The Company is working diligently to ensure its continued compliance with the Equity Requirement, including exploring a potential additional equity capital financing or financings to stay above the minimum threshold of the Equity Requirement. The Company anticipates that its previously disclosed strategic marketing and distribution alliance will also positively impact the Company’s revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that the Company will be unable to raise sufficient capital or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If the Company fails to achieve ongoing compliance and its common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on the Company’s stock price, the ability of its stockholders to buy or sell their common stock, the ability of the Company to raise capital and on the Company’s reputation, all of which could make it significantly more difficult to operate the Company.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Over 45,000 patients have been treated to date, worldwide, with our entire current suite of products by more than 2,000 trained dentists.

Our business model is focused around dentists, and our program to train independent dentists and offer them other value-added services in connection with their ordering and use of The Vivos Method for patients is called the Vivos Integrated Practice (“VIP”) program.

Strategic Alliance Agreement. We have historically sought to generate revenues based on enrollments of dentists in our VIP program and sales of Vivos Method appliances and devices and services to our VIPs. In June 2024, we announced an important pivot in the way we market and distribute our Vivos Method appliances and devices. This new strategy is seeking to drive revenue by entering into contractual alliances with dentists, sleep center operators and other healthcare providers.

This strategy pivot was accompanied by a $7.5 million equity growth investment V-CO Investors LLC, a Wyoming limited liability company (“V-CO”), which is an affiliate of New Seneca Partners, Inc. (“Seneca”), a leading North American private equity sponsor based in Southfield, Michigan. This investment materially bolstered our cash on hand and stockholders’ equity and has facilitated the launch of the new strategic alliance described below. We hope this will lead to other similar alliances, which would positively impact our revenue growth.

On June 12, 2024, VSI Providers, PLLC, a wholly-owned subsidiary of the Company (“VSI”), and Rebis Health Holdings, LLC (“Rebis”), entered into a strategic alliance agreement (the “SAA”) providing for a joint marketing and distribution arrangement under which each party’s products and services will be offered together as a comprehensive solution to patients seeking sleep apnea treatment. Rebis and its affiliates operate multiple sleep testing and treatment centers in Colorado. VSI has a network of licensed dental professionals trained in providing various sleep apnea treatment-related services and, through its affiliates, access to additional products and services related to sleep apnea treatment. The Company and V-CO are third-party beneficiaries of the SAA. Under the SAA VSI is providing Rebis with access to licensed dental professionals trained in providing certain dental services (each a “VSI Dental Provider”) to provide such dental services in designated practice locations (as described in the SAA); provided, that nothing in the SAA restrict Rebis’ right to utilize the dental services of its own employees in a similar capacity as the VSI Dental Providers. Pursuant to the SAA, Rebis will be entitled to receive from VSI an agreed upon percentage of patient payments collected by VSI Dental Providers, less certain administrative fees charged by VSI and agreed to direct cost deductions.

The term of the SAA commences as of June 10, 2024, and continues for a period of two (2) years unless sooner terminated. At the end of the initial term of the agreement, the SAA will automatically renew for additional one (1) year terms unless either party gives written notice of its intent not to renew at least sixty (60) days prior to the end of the then-current term. VSI and Rebis each may terminate the SAA (subject to applicable notice and cure periods) on breaches of the SAA, bankruptcy, and similar events. The SAA contains standard covenants regarding compliance with applicable laws, a two year non-solicitation of personnel provision, intellectual property, insurance and maintaining the confidentiality of communications and proprietary information. The SAA also contains customary representations and warranties of the parties, indemnification, and liability limitations.

We are aiming to replicate the marketing and distribution alliance memorialized by the SAA with other healthcare professionals as part of a growing network of providers who offer The Vivos Method as an alternative treatment for mild to severe OSA. We believe this will provide us with an important opportunity to increase our revenues going forward.

Management Services Agreement. Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (“AIM”), and V-CO entered into a management services agreement (the “MSA”). The purpose of the MSA is to create an incentive for V-CO to assist in establishing and growing our strategic alliance with Rebis.

Pursuant to the MSA, V-CO will provide certain management, consulting, and advisory services to the Company related to the SAA. The term of the MSA commences on June 10, 2024, and continues until the later of (i) June 10, 2027 or (ii) such time as V-CO has received two (2) times its original investment in the Private Placement (the “MSA Term”). The MSA will automatically renew for additional terms of one (1) year unless any party sooner terminates the agreement in accordance with the terms of the MSA. During the MSA Term, V-CO will provide to the Company and AIM oversight, management consulting and advisory services, including, without limitation: (i) management of general and administrative expenses of the SAA, (ii) advice on strategy of the SAA with a view towards maximizing the revenue and profit generated by the SAA, (iii) searches for additional potential sleep center operators to form strategic alliances with, (iv) making introductions to industry contacts of V-CO and its affiliates (including Seneca) for purposes of expanding the business and opportunities of the Company, AIM, VSI and the SAA, and (v) performing other services as may be reasonably requested from time to time by the Company, VSI or the AIM, and agreed to by V-CO, taking into account the level of compensation for services and other engagements that V-CO and its affiliates may have (collectively, the “Management Services”). As consideration for the Management Services, AIM has agreed to pay to V-CO for three (3) years a management fee equal to $37,500 per quarter, payable quarterly in arrears, with a minimum of $25,000 per quarter paid in cash and the remaining up to $12,500 per quarter paid in the form of cash or restricted Common Stock, as decided by V-CO (the “Management Fee”). The value of restricted Common Stock, if any, paid as part of the Management Fee will be calculated based upon the average 5-day closing price of the Common Stock ending as of the end of each applicable quarter (or, if the Common Stock is not then publicly listed, as determined in good faith by the Board using industry standard valuation metrics).

In addition to the Management Fee, V-CO will also receive a quarterly cash participation payment from AIM (the “Participation Payment”) equal to an agreed upon percentage of the net positive cash flow (as determined in accordance with U.S. generally accepted accounting principles) generated by the operations of the SAA and received by VSI pursuant to the SAA (“Net Cash Flow”). The Participation Payment shall accrue (the “Accrued Amount”) and not be paid until the Company on a consolidated basis is cash flow positive from operations, as reported in its Securities and Exchange Commission (“SEC”) filings (the “Participation Trigger Event”) (meaning the Company shall receive all Net Cash Flow (if any) from VSI until the occurrence of the Participation Trigger Event). The Profit Participation shall continue to be earned quarterly until the later of such time as (i) V-CO receives an amount equal to two (2) times its investment in the Private Placement; or (ii) or June 10, 2027. The MSA contains customary covenants regarding confidentiality and indemnification. Under the MSA, V-CO will also assign to AIM or its affiliates V-CO’s entire right, title, and interest in any intellectual property it creates while working for or on behalf of AIM.

See Note 1 to the accompanying financial statements for additional background information on our Company and current product and service offerings.

Impact of COVID-19

Our business was materially impacted by COVID-19 in 2020 and to some extent thereafter and through the early part of 2023 due to the actions of governmental bodies that mandated quarantines and lockdowns that resulted in many of our VIPs and potential VIPs having to close their offices. The impact of COVID-19 on our business diminished somewhat through 2023. However, the residual effects of the pandemic on dental workforce availability as well as patient precautionary measures continued to negatively impact our VIP dental practices and our revenue across the U.S. and Canada during 2022 and into 2023. Thus far in 2024, we do not believe COVID-19 issues are impacting our business in any material way. We continue to monitor the overall landscape of potential viral or other diseases which may pose a threat, and we will respond appropriately should any such threats materialize.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

Establishment and Growth of Our New Strategic Alliance Model. We are placing significant emphasis on our new provider-based marketing and distribution model to grow our revenues. In June 2024, we announced the execution of a strategic marketing and distribution alliance with Rebis, an operator of multiple sleep testing and treatment centers in Colorado. This alliance, which we hope will be the first of a series of similar alliances across the country, marks an important pivot in our marketing and distribution model for our cutting edge OSA appliances. Under the new alliance, we are collaborating with Rebis to offer OSA patients a full spectrum of evidence-based treatments such as CPAP machines, and our own advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. This new model differs from our current model which emphasizes a subscription-based relationship with our VIP dentists together with sales of our OSA devices to VIPs and the provision of services to VIPs. The new marketing and distribution strategic alliance is based on a revenue-sharing model between us and Rebis.

We are placing significant emphasis on establishing and growing this new model as a means of increasing our revenue. However, this new model is unproven and we have no operating history associated with this new model. There is therefore a lack of information for you to evaluate our future prospects utilizing this new model. Moreover, there is a material risk that this new model will not increase our revenues or be additive to our stockholders’ equity in the manner we anticipate. Our inability to introduce and scale this marketing and distribution model would materially harm our business and operating results and likely cause our stock price to suffer.

New VIP Enrollments (Service Revenue). Enrolling dental practices as VIPs has historically been the first step in our ability to generate new revenue (although the growth of strategic partner model could lessen our dependence on VIP enrollments). As part of the VIP enrollment fee, we enter into a service contract with VIPs under which they receive training on the use of the Vivos treatment modalities. VIPs have the ability to start generating revenue for us and themselves after this training. To entice dentists to enroll as VIPs, we have worked with different marketing programs (which we generally call a “discovery track”) with respect to the payment of VIPs enrollment fee, including discounts and payment plans. Once VIPs execute their VIP enrollment agreement, the discovery track allows the VIP 45 to 60 days to obtain financing and pay the enrollment fee. Ongoing support and additional training is provided throughout the year under the services contract, which includes access to our proprietary Airway Intelligence Services, which provides the VIP with resources to help simplify the sleep apnea diagnostic and Vivos treatment planning process.

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

Product Sales Revenue. Throughout the latter part of 2023 and into the second quarter of 2024, the Company experienced a decline in Product Sales Revenue. As previously noted, we believe this decline was due in part to certain adverse events in the larger sleep apnea oral appliance market, and not specific to Vivos. Another factor contributing to the decline was our Reductions In Force (RIF) which we undertook during 2022 and 2023. However, those product sales revenue declines began to reverse somewhat in the second quarter of 2024. Enrolling new VIPs has historically been key to our ability to generate revenue from product sales, and lower VIP enrollments during 2023 and into the first quarter of 2024 also dampened product sales revenue. Equally as important, however, is the number of Vivos treatment case starts that our existing VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 40% of our VIPs initiated a new case as of June 30, 2024. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

In addition, an important aspect of our strategy to increase product revenues relates to the products and related intellectual property we acquired in March 2023 from Advanced Facialdontics, LLC (“AFD”), including a custom single arch device with an FDA 510(k) clearance for treating TMD and/or Bruxism (teeth grinding or clenching). We have rebranded the AFD products as Vivos VidaTM and Vivos Vida SleepTM. During the first quarter of 2024, certain of those products were among the fastest growing segment of our entire product line, and we expect to continue to increase sales of these acquired products throughout the remainder of 2024 and beyond.

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This allows us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs, and we do not expect DSO training or product sales to materially impact overall revenue in 2024. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This subscription program was designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP program has not contributed meaningful revenue in the first six months of 2024.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed). Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized and the initial start-up fees have been incurred, however, the timing of the enrollment of patients is being determined. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

Distribution Agreements. During 2023, we entered into distribution collaborations with third parties to expand access of our products to potential patients. For example, the SAA with Rebis is expected to deliver our proprietary treatment options and protocols to mild to severe OSA patients who have failed being candidates for CPAP. By collaborating with Rebis and other similar sleep clinics, we will be able to drive top line revenue and lower customer acquisition costs and overhead. We hope that these strategic initiatives will lead to revenue growth opportunities for us in 2024 and beyond, and our ability to capitalize on these initiatives is expected to be a material aspect of our sales and marketing program going forward.

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

Potential Nasdaq Delisting. As previously reported, on May 16, 2024, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as of March 31, 2024, the Company failed to comply with Nasdaq Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2.5 million (the “Equity Requirement”). On June 25, 2024, the Company reported in a Current Report on Form 8-K that it believed it had stockholders’ equity of at least $2.5 million as of the date of the filing of such report as a result of the Company’s closing of a $7.5 million equity private placement on June 10, 2024.

On June 27, 2024, the Company met with a Nasdaq Hearings Panel (the “Panel”) to discuss the Company’s past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of its securities on Nasdaq. On July 5, 2024, the Company was notified that the Panel had granted the Company’s request for continued listing on Nasdaq, subject to the Company’s filing of the Form 10-Q for the quarter ended June 30, 2024, with the SEC by August 15, 2024, evidencing the Company’s compliance with the Equity Requirement.

The Company is working diligently to ensure its continued compliance with the Equity Requirement, including exploring a potential additional equity capital financing or financings to stay above the minimum threshold of the Equity Requirement. The Company anticipates that its previously disclosed strategic marketing and distribution alliance will also positively impact the Company’s revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that the Company will be unable to raise sufficient capital or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If the Company fails to achieve ongoing compliance and its common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on the Company’s stock price, the ability of its stockholders to buy or sell their common stock, the ability of the Company to raise capital and on the Company’s reputation, all of which could make it significantly more difficult to operate the Company.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

Our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are presented below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Revenue
Product revenue	$1,975	$1,546	$429	$3,650	$3,318	$332
Service revenue	2,079	1,849	230	3,823	3,935	(112)
Total revenue	4,054	3,395	659	7,473	7,253	220

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,403	1,297	106	2,885	2,817	68
Gross profit	2,651	2,098	553	4,588	4,436	152
Gross profit %	65%	62%		61%	61%

Operating expenses
General and administrative	4,122	5,877	(1,755)	9,043	12,414	(3,371)
Sales and marketing	319	590	(271)	973	1,220	(247)
Depreciation and amortization	145	148	(3)	291	323	(32)

Operating loss	(1,935)	(4,517)	2,582	(5,719)	(9,521)	3,802

Non-operating income (expense)
Other expense	(22)	(225)	203	(24)	(174)	150
Excess warrant fair value	-	-	-	-	(6,453)	6,453
Change in fair value of warrant liability, net of issuance costs of $645	-	(867)	867	-	8,761	(8,761)
Other income	28	81	(53)	51	156	(105)

Net loss	$(1,929)	$(5,528)	$3,599	$(5,692)	$(7,231)	$1,539

Comparison of the three months ended June 30, 2024 and 2023

Revenue

Revenue increased by approximately $0.7 million, or 19%, to approximately $4.1 million for the three months ended June 30, 2024 compared to $3.4 million for the three months ended June 30, 2023. The increase in total revenue during the second quarter of 2024 was impacted by an increase of approximately $0.4 million in product revenue due to higher product sales, coupled with an increase of approximately $0.2 million in service revenue. The increase in product revenue is attributable to an increase of approximately $0.3 million in appliances sales, coupled with an increase of approximately $0.1 million in guide sales, all to existing VIPs. The increase in service revenue is attributable to an increase of approximately $0.3 million in VIP enrollment revenue followed by an increase decrease of approximately $0.1 million in sponsorship, seminar and other service revenue. This was offset by a decrease of approximately $0.1 million in Myofunctional therapy revenues. BIS and sleep testing services revenue remained unchanged for the three months ended June 30, 2024 and 2023.

During the three months ended June 30, 2024, we enrolled 32 VIPs and recognized VIP enrollment revenue of approximately $1.2 million, an increase of approximately 28% in enrollment revenue, compared to the three months ended June 30, 2023, when we enrolled 43 VIPs for a total of approximately $0.9 million. Revenue growth in the second quarter of 2024 was impacted by a higher incidence of breakage in contracts, this accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $0.6 million in revenue was attributable to breakage during the three months ended June 30, 2024, when compared to approximately $0.1 million during the three months ended June 30, 2023.

For the three months ended June 30, 2024, we sold 2,033 oral appliance arches for a total of approximately $2.0 million, a 28% increase in revenue from the three months ended June 30, 2023, when we sold 2,083 oral appliance arches for a total of approximately $1.5 million. The increase is directly attributable to a 71% decrease in discounts offered during the same period, with less than $0.1 million in discounts offered during the three months ended June 30, 2024 when compared to approximately $0.2 million during the three months ended June 30, 2024. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with an increase of $0.1 million or 8% at approximately $1.4 million for the three months ended June 30, 2024, compared $1.3 million for the three months ended June 30, 2023. This was primarily related to $0.1 million in higher costs associated with appliance lab fees, directly related to an increase in lab fees from our primary vendors.

For the three months ended June 30, 2024, gross profit increased by approximately $0.6 million to $2.7 million. This increase was attributable to an increase in revenue of approximately $0.7 million offset by an increase in cost of sales of approximately $0.1 million. Gross margin increased to 65% for the three months ended June 30, 2024, compared to 62% for the three months ended June 30, 2023, due primarily to the revenue increase.

General and Administrative Expenses

General and administrative expenses decreased approximately $1.8 million, or approximately 30%, to approximately $4.1 million for the three months ended June 30, 2024, as compared to $5.9 million for the three months ended June 30, 2023. The primary driver of this decrease was $0.8 million in professional fees and a change in personnel and related compensation of approximately $0.4 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of the reduction in force implemented during the second quarter of 2023. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.2 million related to taxes, licenses and fees, a decrease of approximately $0.1 million related to insurance, a decrease of approximately $0.1 million in travel, meals and entertainment, a decrease of approximately $0.1 in training and education.

Sales and Marketing

Sales and marketing expenses decreased by approximately $0.3 million or approximately 46%, to $0.3 million for the three months ended June 30, 2024, compared to approximately $0.6 million for the three months ended June 30, 2023. This decrease was primarily driven by lower commissions and digital media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.1 million for the three months ended June 30, 2024 and 2023. Depreciation and amortization decreased slightly during the period due to some assets being fully depreciated and a small amount of depreciable assets placed into service.

Other Income

Other income of less than $0.1 million includes interest income from financial institutions.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional common stock purchase warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.2 million, or $9.6 million of other income net of issuance costs of $0.6 million, for the three months ended June 30, 2023. The net impact of the private placement warrants for the three months ended June 30, 2023 was approximately $3.2 million of other income. The derivative warrant liability was eliminated in November 2023, and as a result, no change in fair value of warrant liability was recorded in the second quarter of 2024.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

Revenue increased approximately $0.2 million, or 3%, to approximately $7.5 million for the six months ended June 30, 2024 compared to $7.3 million for the six months ended June 30, 2023. The increase in total revenue during the second quarter of 2024 was impacted by an increase of approximately $0.3 million in product revenue due to higher product sales, coupled with a decrease of approximately $0.1 million in service revenue. The increase in product revenue is attributable to an increase of approximately $0.1 million in appliances sales, coupled with an increase of approximately $0.2 million in guide sales, all to existing VIPs. The decrease in service revenue is attributable to a decrease of approximately $0.2 million in Myofunctional therapy revenues followed by a decrease of approximately $0.1 million in VIP enrollment revenue. This was offset by an increase of approximately $0.2 million in sleep testing services, sponsorship, seminar and other service revenue. BIS revenue remained unchanged for the six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, we enrolled 82 VIPs and recognized VIP enrollment revenue of approximately $2.1 million, a decrease of approximately 6% in enrollment revenue, compared to the six months ended June 30, 2023, when we enrolled 81 VIPs for a total of approximately $2.2 million. Revenue decrease in the first six months of 2024 was impacted by updates to key inputs in our revenue recognition methodology, primarily estimated customer lives. As part of our annual process, the estimated customer lives are calculated separately for each year and was estimated to be 27 months in 2024, an increase of 17%, compared to 23 months in 2023, and an even higher increase of 50% when compared to 18 months in 2022. Estimated customer lives impacts the amortization of revenue to be spread over a longer period of time, thus decreasing the revenue that is recognized over the same period when compared to 2023. Although this negatively impacts our revenue recognition, it is a result of customers staying active for a longer period of time, thus increasing our customer retention year-over-year. Additionally, our revenue was impacted by new entry levels into the VIP program, ranging from $2,500 to $50,000 and adding an $8,000 pediatric program, all of which were received positively by our providers. However, the lower priced enrollment options resulted in lower revenue per contract. This, coupled with lower enrollments during 2023, resulted in lower service revenue for the first half of 2024.

For the six months ended June 30, 2024, we sold 4,029 oral appliance arches for a total of approximately $2.9 million, a 5% increase in revenue from the six months ended June 30, 2023, when we sold 4,452 oral appliance arches for a total of approximately $2.8 million. The increase is directly attributable to a 45% decrease in discounts offered during the same period, with less than $0.2 million in discounts offered during the six months ended June 30, 2024 when compared to approximately $0.4 million of discounts offered during the six months ended June 30, 2023. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with an increase of less than $0.1 million, or 2%, at approximately $2.9 million for the six months ended June 30, 2024, compared to slightly over $2.8 million for the six months ended June 30, 2023. This was primarily related to $0.3 million in higher costs directly related to an increase in lab fees from our primary vendors, offset by a decrease of less than $0.3 million related to lower costs associated with the ring lease program and VIP training.

For the six months ended June 30, 2024, gross profit increased by approximately $0.2 million to $4.6 million. This increase was attributable to a slight increase in revenue of approximately $0.2 million offset by an increase in cost of sales of less than $0.1 million. Gross margin remained constant at 61% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3.4 million, or approximately 27%, to approximately $9.0 million for the six months ended June 30, 2024, as compared to $12.4 million for the six months ended June 30, 2023. The primary driver of this decrease was $1.7 million in professional fees and a change in personnel and related compensation of approximately $1.1 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of the reduction in force implemented beginning with the second quarter of 2023. Other drivers of the decrease in general and administrative expenses included a decrease of approximately $0.2 million related to bad debt expense, a decrease of approximately $0.2 million related to insurance, and a decrease of approximately $0.1 million in training and education. This was offset by an increase of approximately $0.1 million in fees related to being a public company.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million to $1.0 million for the six months ended June 30, 2024, compared to slightly over $1.2 million for the six months ended June 30, 2023. This decrease was primarily driven by lower commissions and digital media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.3 million for the six months ended June 30, 2024 and 2023. Depreciation and amortization decreased slightly during the period due to some assets being fully depreciated and a small amount of depreciable assets placed into service.

Other Income

Other income of less than $0.1 million includes interest income from financial institutions.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional common stock purchase warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.2 million, or $9.6 million of other income net of issuance costs of $0.6 million, for the six months ended June 30, 2023. The net impact of the private placement warrants for the six months ended June 30, 2023 was approximately $3.2 million of other income. The derivative warrant liability was eliminated in November 2023, and as a result, no change in fair value of warrant liability was recorded in the first half of 2024.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $5.7 and $7.2 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $98.7 million as of June 30, 2024.

Net cash used in operating activities amounted to approximately $5.6 and $6.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had total liabilities of approximately $9.5 million.

As of June 30, 2024, we had approximately $6.9 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We have successfully implemented cost savings measures and significantly reduced cash used in operations. However, sales did not grow in 2023 or in the first half of 2024 as anticipated, as our product offerings and strategies continue to be refined. As such, we have raised equity capital in late 2023 and early 2024 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. We expect the SAA with Rebis to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, there can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that our SAA agreement will result in the patient volume and financial results within the expected timeline and we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023

Net cash provided by (used in):
Operating activities	$(5,564)	$(6,398)
Investing activities	(211)	(534)
Financing activities	11,035	7,355

Net cash used in operating activities of approximately $5.6 million for the six months ended June 30, 2024 is a decrease of approximately $0.8 million compared to net cash used in operating activities of approximately $6.4 million for the six months ended June 30, 2023. This decrease is due primarily to a $1.5 million decrease in net loss for the six months ended June 30, 2024, the absence of a 2023 unfavorable net change in the fair value of warrant liability of approximately $2.3 million, offset by an increase of $0.3 million in accounts receivable a decrease of approximately $0.3 million in contract liability, a decrease of approximately $0.3 million in accounts payable, accrued expenses and other liabilities and a decrease of approximately $0.8 million in fair value of warrants issued for services.

For the six months ended June 30, 2024, net cash used in investing activities consisted of capital expenditures for software of $0.2 million related to the development of software for internal use expected to be placed in service in 2024. This compares to net cash used in investing activities for the six months ended June 30, 2023 of $0.5 million due to capital expenditures for internally developed software and an asset purchase.

Net cash provided by financing activities of $11.4 million for the six months ended June 30, 2024, is attributable to proceeds of $11.0 million from the issuance of Common Stock, net of approximately $0.4 million of professional fees and other issuance costs, in our February warrant inducement and June private placement. This compares to net cash used in investing financing for the six months ended June 30, 2023 of $7.4 million, attributable to gross proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, from our private placement in January 2023.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies Involving Management Estimates and Assumptions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “Form 10-K”).

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

As of June 30, 2024, we have taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted above. We believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediated.

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

Changes in Internal Control over Financial Reporting

Except as described above, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated, and the case remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District Court. On February 14, 2024, the District Court issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court’s order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, Vivos filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on March 19, 2024. Vivos’ reply in support of the motion to dismiss was filed on March 26, 2024. On March 20, 2024, the Court ordered that Vivos’ motion to dismiss for lack of jurisdiction would be referred to the panel of judges to be assigned to the appeal, and that no ruling on the motion to dismiss would be issued at that time. Ortho-Tain filed its opening brief on April 29, 2024. Vivos filed its Answer Brief on May 29, 2024. Ortho-Tain filed its response brief on June 20, 2024.

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

June 2024 Private Placement

On June 10, 2024, the Company, entered into a securities purchase agreement (the “SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”), a leading independent private equity firm. Pursuant to the SPA, the Company sold to V-CO in a private placement offering (the “Private Placement”): (i) 169,498 shares (the “Shares”) of the Company’s Common Stock, (ii) a pre-funded warrant to purchase 3,050,768 shares of Comon Stock (the “Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 3,220,266 shares of Common Stock (the “Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “Warrant Shares”).

V-CO paid a purchase price of $2.329 for each Share and Pre-Funded Warrant Share and associated Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The Private Placement closed on June 10, 2024. The Company received gross proceeds of $7,500,000 from the Private Placement. The Company intends to use the net proceeds from the Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the Private Placement. The Common Stock Purchase Warrant has a five year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

The SPA provides that for a period of three (3) years from the closing of the offering, Seneca shall be entitled to (i) receive notice of any regular or special meeting of the Company’s board of directors (the “Board”) at the time such notice is provided to the members of the Board, (ii) receive copies of any materials delivered to the Company’s directors in connection with such meetings and (iii) allow one Seneca representative (who shall be an officer or employee of Seneca) to attend and participate (but not vote) in all such meetings of the Board. The SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-CO.

The terms of the SPA require the Company to file a registration statement on Form S-3 or other appropriate form (the “Resale Registration Statement”) registering the Shares, the PFW Shares and the Warrant Shares (collectively, the “Registerable Securities”) for resale. Such Resale Registration Statement was filed with the SEC on July 30, 2024, and was declared effective by the SEC on August 7, 2024. Pursuant to the SPA, the Company must also use its commercially reasonable efforts to keep the Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the Resale Registration Statement or for such shorter period as such securities no longer constitute Registrable Securities, subject to certain limitations specified in the SPA.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023. (2)

4.1*	V-CO Investors, LLC Pre-Funded Common Stock Purchase Warrant

4.2*	V-CO Investors, LLC Common Stock Purchase Warrant

10.1*	Securities Purchase Agreement by and between the Company and V-CO Investors LLC, dated as of June 10, 2024

10.2*+^	Strategic Alliance Agreement by and between VIS Providers, PLLC and Rebis Health Holdings, LLC, dated as of June 10, 2024

10.3*+^	Management Services Agreement by and between the Company, Airway Integrated Management Company, LLC, and V-CO Investors LLC, dated as of June 10, 2024

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

+	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.
^	Certain portions of the exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date: August 14, 2024	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 14, 2024	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

