Form 10-Q
period 2024-09-30
Vivos Therapeutics, Inc.
filed 2024-11-14
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024
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

The registrant had 4,835,300 shares of its common stock, $0.0001 par value per share, outstanding as of November 14, 2024.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “hope,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our business plan, including the recruitment of dentists to enroll in our Vivos Integrated Practice (“VIP”) program and utilize The Vivos Method;

●	our ability to establish and grow our new marketing and distribution model where we create contractual alliances with operators of multiple sleep testing and treatment centers as a means of driving sales of our appliances;

●	the understanding and adoption by dentists and other healthcare professionals of The Vivos Method, including our proprietary oral appliances, as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA and snoring in children;

●	our expectations concerning the effectiveness of treatment using The Vivos Method and patient relapse after completion of treatment;

●	the potential financial benefits to VIP dentists from treating patients with The Vivos Method;

●	our potential revenues and profit margin from the enrollment of VIPs, VIP service fees, sales of The Vivos Method treatments and appliances, leases of SleepImage® home sleep testing rings and from our strategic alliance marketing and distribution model;

●	our ability to properly train VIPs in the use of The Vivos Method inclusive of the services we offer independent dentists for use in treating their patients in their dental practices;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth including, for example, our new strategic alliance marketing and distribution model, our Medical Integration Division, SleepImage® home sleep apnea test, arrangements with durable medical equipment companies (“DMEs”) and other third-party collaborations;

●	the viability of our current intellectual property and intellectual property created in the future;

●	acceptance by the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration (“FDA”) and non-U.S. equivalent regulatory bodies as well as laws, rules and regulations related to the practice of medicine or dentistry;

●	our ability to retain key employees;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including as a result of outbreaks of disease such as COVID-19, inflation and volatile geopolitical and capital markets) which could impair our operations, financial performance and ability to raise new capital.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2024	December 31, 2023

Current assets
Cash and cash equivalents	$6,311	$1,643
Accounts receivable, net of allowance of $262 and $250, respectively	454	202
Prepaid expenses and other current assets	634	616

Total current assets	7,399	2,461

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,317	3,314
Operating lease right-of-use asset	1,129	1,385
Intangible assets, net	383	420
Deposits and other	276	307

Total assets	$15,347	$10,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,075	$2,145
Accrued expenses	2,054	2,334
Current portion of contract liabilities	1,313	2,138
Current portion of operating lease liability	485	474
Other current liabilities	199	198

Total current liabilities	5,126	7,289

Long-term liabilities
Contract liabilities, net of current portion	178	289
Employee retention credit liability	1,220	1,220
Operating lease liability, net of current portion	1,158	1,521

Total liabilities	7,682	10,319

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 4,765,300 shares as of September 30, 2024 and 1,833,877 shares as December 31, 2023	-	-
Additional paid-in capital	109,025	93,462
Accumulated deficit	(101,360)	(93,051)
Total stockholders’ equity	7,665	411
Total liabilities and stockholders’ equity	$15,347	$10,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product revenue	$1,958	$1,466	$5,608	$4,783
Service revenue	1,902	1,835	5,725	5,770
Total revenue	3,860	3,301	11,333	10,553

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,526	1,554	4,411	4,371

Gross profit	2,334	1,747	6,922	6,182

Operating expenses
General and administrative	4,487	4,596	13,531	17,012
Sales and marketing	346	641	1,319	1,861
Depreciation and amortization	146	150	437	472

Total operating expenses	4,979	5,387	15,287	19,345

Operating loss	(2,645)	(3,640)	(8,365)	(13,163)

Non-operating income (expense)
Other expense	(18)	(53)	(42)	(198)
Excess warrant fair value	-	-	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	-	1,600	-	10,362
Other income	47	-	98	128
Loss before income taxes	(2,616)	(2,093)	(8,309)	(9,324)

Net loss	$(2,616)	$(2,093)	$(8,309)	$(9,324)

Net loss per share (basic and diluted)	$(0.40)	$(1.75)	$(1.94)	$(8.09)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	6,615,320	1,197,258	4,282,210	1,152,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Nine Months Ended September 30, 2024 and 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	920,592	$-	$84,269	$(79,468)	$4,801
Issuance of common stock in private placement, net of issuance costs	80,000	-	-	-	-
Issuance of common stock for purchase of assets	10,000	-	116	-	116
Issuance of commons stock upon exercise of warrants	186,666	-	2,848	-	2,848
Issuance of warrants to consultants for services	-	-	625	-	625
Stock-based compensation expense	-	-	306	-	306
Net loss	-	-	-	(1,703)	(1,703)

Balances, March 31, 2023	1,197,258	$-	$88,164	$(81,171)	$6,993
Fair value of warrants issued:
To consultants for services	-	-	182	-	182
Stock-based compensation expense	-	-	459	-	459
Net loss	-	-	-	(5,528)	(5,528)

Balances, June 30, 2023	1,197,258	$-	$88,805	$(86,699)	$2,106
Fair value of warrants issued:
To consultants for services	-	-	(156)	-	(156)
Stock-based compensation expense	-	-	189	-	189
Net loss	-	-	-	(2,093)	(2,093)

Balances, September 30, 2023	1,197,258	$-	$88,838	$(88,792)	$46

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	2,731,270	$-	$97,396	$(96,814)	$582
Issuance of common stock and warrants in private placement, net of issuance costs	169,498	-	7,400	-	7,400
Issuance of commons stock upon exercise of warrants, net of issuance costs	496,000	-	-	-	-
Issuance of common stock to consultants for services	4,720		11		11
Issuance of warrants to consultants for services	-	-	14	-	14
Stock-based compensation expense	-	-	270	-	270
Net loss	-	-	-	(1,930)	(1,930)

Balances, June 30, 2024	3,401,488	$-	$105,091	$(98,744)	$6,347
Issuance of common stock and warrants in private placement, net of issuance costs	1,363,812	-	3,786	-	3,786
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	142	-	142
Net loss	-	-	-	(2,616)	(2,616)

Balances, September 30, 2024	4,765,300	$-	$109,025	$(101,360)	$7,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,309)	$(9,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	705	954
Depreciation and amortization	437	472
Fair value of common stock issued for services	11	-
Fair value of warrants issued for services	26	651
Change in fair value of warrant liability, net of issuance costs of $645	-	(10,362)
Excess warrant fair value	-	6,453
Changes in operating assets and liabilities:
Accounts receivable	(252)	229
Operating lease liabilities, net	(95)	(81)
Prepaid expenses and other current assets	(19)	679
Deposits	44	81
Accounts payable	(1,070)	118
Accrued expenses	(293)	42
Employee retention credit liability	-	1,220
Other liabilities	(1)	94
Contract liability	(935)	(424)

Net cash used in operating activities	(9,751)	(9,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(403)	(638)
Payment for asset purchase	-	(50)

Net cash used in investing activities	(403)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,296	-
Proceeds from exercise of warrants	7,500	-
Proceeds from exercise of pre-funded warrants	3,941	8,000
Payments for issuance costs	(915)	(645)

Net cash provided by financing activities	14,822	7,355

Net increase (decrease) in cash and cash equivalents	4,668	(2,531)
Cash and cash equivalents at beginning of year	1,643	3,519

Cash and cash equivalents at end of year	$6,311	$988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$116
Fair value of warrants issued in private placement	$262	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc., a Texas corporation (“First Vivos”), and Vivos Therapeutics, Inc., a Wyoming corporation (“Vivos”), which was established on July 7, 2016 to facilitate the SEA transaction. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer.

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

The Company’s flagship CARE program, which is part of The Vivos Method, features the Company’s patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the CARE appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of over 47,000 patients treated to date worldwide with the Company’s entire current suite of products, there have been very few instances of relapse.

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

Further, in an effort to expand its potential for revenue generation, in June 2024, the Company entered into a strategic marketing and distribution alliance with an operator of multiple sleep testing and treatment centers in Colorado, under which each party’s products and services will be offered together as a comprehensive solution to OSA patients seeking obstructive sleep apnea treatment. Under this model, the Company will invoice patients (rather than dentists), for treatment by Vivos employed dentists. The Company anticipates this will be the first of a series of similar alliances across the country, marking an important pivot in the Company’s marketing and distribution model for treating patients and distributing its cutting edge OSA appliances.

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

The Company’s appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient. The Company utilizes its network of certified VIPs throughout the United States and in some non-U.S. jurisdictions (notably Canada and Australia) to sell the appliances to their customers as well as in two dental centers that the Company operates. The Company utilizes third party contract manufacturers or labs to produce its patient-customized, patented appliances and its preformed guides. The manufacturer designated by the Company produces the appliance in strict adherence to the Company’s patents, design files, treatments, processes and procedures and under the direction and specific instruction of the Company, ships the appliance to the VIP who ordered the appliance from the Company. All of the Company’s contract manufacturers are required to follow the Company’s master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. The Company performed an analysis and concluded it is the principal in the transaction since it has control of the product and is reporting revenue gross. The Company bills the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under the direction of the Company.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, determining customer life and breakage related to recognizing revenue for VIP contracts, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. The Company believes it has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations will be affected.

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

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, or for the three and nine months ended September 30, 2024, accordingly no impairment was required.

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

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2023, or for the three and nine months ended September 30, 2024, accordingly no impairment was required.

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

As indicated above, for 2020, companies were eligible for a credit equal to 50 percent of the first ten thousand dollars ($10,000) of qualified wages paid per employee in the aggregate of each eligible quarter. Therefore, the maximum ERTC for the Company for 2020 is five thousand dollars ($5,000) per employee. For the second and fourth quarters of 2020, the total eligible credit was limited to approximately $0.5 million.

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that the company is entitled to such funds). In our case, the Company elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by the company. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. The Company continues to evaluate additional information from the IRS, and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, as of September 30, 2024, and December 31, 2023, approximately $1.2 million is reflected under long-term liabilities.

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

Warrant Accounting

The Company accounts for its warrants and financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. This authoritative guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

In November 2, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard’s purpose is “to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).” Public companies will be required to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:

1.	Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
2.	Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
3.	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
4.	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements and disclosures.

We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $8.3 and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $101.4 million as of September 30, 2024.

Net cash used in operating activities amounted to approximately $9.8 and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had total liabilities of approximately $7.7 million.

As of September 30, 2024, the Company had approximately $6.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three and nine months ended September 30, 2024 and 2023, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

Product revenue
Appliances	1,583		1,195		4,498		3,959
Guides	375		271		1,110		824
Total product revenue	1,958	(1)	1,466	(1)	5,608	(1)	4,783	(1)

Service revenue
VIP	926		980		3,007		3,184
Billing intelligence services	206	(2)	218	(2)	644	(2)	651	(2)
Sleep testing services	329		308		954		882
Myofunctional therapy services	147		228		472		666
Sponsorship/seminar/other	294		101		648		387
Total service revenue	1,902		1,835		5,725		5,770

Total revenue	$3,860		$3,301		$11,333		$10,553

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	2024	2023

Beginning balance, December 31	$3,038	$3,038
New contracts, net of cancellations	855	1,255
Revenue recognized	(962)	(1,396)

Ending balance, March 31	$2,931	$2,897

New contracts, net of cancellations	411	794
Revenue recognized	(1,195)	(1,068)

Ending balance, June 30	$2,147	$2,623

New contracts, net of cancellations	275	1,046
Revenue recognized	(931)	(1,056)

Ending balance, September 30	$1,491	$2,613

The current portion of deferred revenue is approximately $1.3 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.5 and $0.3 million for the three months ended September 30, 2024 and 2023, and approximately $1.5 and $0.4 million for the nine months ended September 30, 2024 and 2023 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.2 million at December 31, 2023, and $0.5 million at September 30, 2024. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.3 million existed as of September 30, 2024 and December 31, 2023.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of September 30, 2024 and December 31, 2023, property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Furniture and equipment	$1,349	$1,321
Leasehold improvements	2,479	2,479
Construction in progress	1,692	1,435
Software	117	-
Molds	406	405
Gross property and equipment	6,043	5,640
Less accumulated depreciation	(2,726)	(2,326)

Net Property and equipment	$3,317	$3,314

Leasehold improvements relate to the Vivos Institute (the Company’s 15,000 square foot facility where the Company provides advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Construction in progress relates to the development of software for internal use expected to be placed in service in late 2024. Total depreciation and amortization expense was $0.1 million for the three months ended September 30, 2024 and 2023, and $0.4 million for the nine months ended September 30, 2024 and 2023.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of September 30, 2024 and December 31, 2023, consist of the following acquisitions (in thousands):

Acquisitions	September 30, 2024	December 31, 2023

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of September 30, 2024 and December 31, 2023, identifiable intangible assets were as follows (in thousands):

	September 30, 2024	December 31, 2023

Patents and developed technology	$2,302	$2,302
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,659
Less accumulated amortization	(2,276)	(2,239)

Net intangible assets	$383	$420

Amortization expense of identifiable intangible assets was less than $0.1 million for the three and nine months ended September 30, 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Nine Months Ending September 30,

2024 (remaining three months)	13
2025	50
2026	35
2027	29
2028	29
Thereafter	227

Total	$383

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of September 30, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Accrued payroll	$1,211	$1,498
Accrued legal and other	808	798
Lab rebate liabilities and gift cards	35	38

Total accrued liabilities	$2,054	$2,334

NOTE 7 – PREFERRED STOCK

The Company’s Board of Directors has the authority to issue up to 50,000,000 shares of Preferred Stock. At December 31, 2020, all previously issued shares of Preferred Stock had been redeemed or converted to shares of Common Stock. As of September 30, 2024, the Company’s Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

On June 10, 2024, the Company, entered into a securities purchase agreement (the “SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”), an independent private equity firm. Pursuant to the SPA, the Company sold to V-CO in a private placement offering (the “Private Placement”): (i) 169,498 shares (the “Shares”) of the Company’s Common Stock, (ii) a pre-funded warrant to purchase 3,050,768 shares of Common Stock (the “Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 3,220,266 shares of Common Stock (the “Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “Warrant Shares”).

V-CO paid a purchase price of $2.329 for each Share and Pre-Funded Warrant Share and associated Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The Private Placement closed on September 10, 2024. The Company received gross proceeds of $7,500,000 from the Private Placement. The Company intends to use the net proceeds from the Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the Private Placement. The Common Stock Purchase Warrant has a five year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

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

On September 18, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in connection with a registered direct offering (the “Offering”), priced at-the-market under Nasdaq Stock Market rules, to purchase 1,363,812 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at a purchase price of $3.15 per Share. No common stock purchase warrants were offered or issued to investors in the Offering. Offering closed on September 20, 2024.

H.C. Wainwright & Co., LLC, pursuant to an engagement agreement with the Company, dated May 2, 2024 and amended on August 2, 2024 (as amended, the “Engagement Agreement”), acted as the exclusive placement agent (the “Placement Agent”) for the Offering. Pursuant to the Engagement Agreement, the Company has paid the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering, and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering. The Company has also agreed to reimburse the Placement Agent for certain expenses and legal fees. In addition, the Company issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of Shares sold in the Offering) at an exercise price of $3.9375 per share of Common Stock, exercisable beginning upon issuance until five years from the commencement of sales in the Offering.

The gross proceeds to the Company from the Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

The Shares were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the Offering has been filed with the SEC.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, the Company agreed to certain restrictions on the issuance and sale of its shares of Common Stock and securities convertible into shares of Common Stock for a period of 30 days following the closing of the Offering. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one year following the closing of the Offering, subject to certain exceptions.

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

During the nine months ended September 30, 2024, and 2023 the Company granted stock options for the purchase of 105,000 and 16,000 shares of Common Stock at a weighted average of $2.38 and $10.00 respectively. Options for the purchase of 4,036 and 24,000 shares of common stock expired during the nine months ended September 30, 2024, and 2023, respectively. The following table summarizes all stock options from December 31, 2023 to September 30, 2024 (shares in thousands):

	2024
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2023	127		$62.45	3.4
Granted	105		2.38	3.5
Forfeited	(4)		7.50	3.5
Exercised	-		-

Outstanding, at September 30	228	(3)	36.00	3.4

Exercisable, at September 30	121	(4)	57.35	2.8

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of September 30, 2024, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of September 30, 2024, the aggregate intrinsic value of exercisable stock options was $0.

For the nine months ended September 30, 2024, there were 105,000 options granted under the 2017 and the 2019 Plans at an exercise price of 2.38 per share. For the nine months ended September 30, 2024 and 2023, the valuation assumptions for stock options granted under the 2017 Plan and the 2019 Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

2024
Grant date closing price of Common Stock	$2.38
Expected term (years)	3.5
Risk-free interest rate	4.3%
Volatility	140%
Dividend yield	0%

For the three months ended September 30, 2024 and 2023, the Company recognized approximately $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized approximately $0.7 million and $1.0 million, respectively, of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of September 30, 2024 was approximately $1.1 million, which will be recognized over the weighted average remaining term of 3.4 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the nine months ended September 30, 2024 (shares in thousands):

	2024
	Shares		Price (1)	Term (2)
Outstanding, at December 31	2,821		$13.15	4.3
Grants of warrants:
Private placement	6,366	(3)
Consultants for services	4	(4)
Warrant inducement	1,471	(5)
Exercised	(1,394	)(6)
Forfeited	(24)
Outstanding, at September 30	9,244	(7)	$2.98	4.3
Exercisable, at September 30	9,095	(8)	$2.90	4.3

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	In June 30, 2024, the Company granted warrants in connection with a private placement consisting of warrants to purchase up to an aggregate of 3,220,266 shares of common stock at an exercise price of $2.204 per share, and pre-funded warrants to purchase up to an aggregate of 3,050,768 with a relative fair value of approximately $7.5 million which was recorded to additional paid-in capital at the time of issuance. In September 30, 2024, the Company granted warrants in connection with a private placement consisting of warrants to purchase up to an aggregate of 95,467 shares of common stock at an exercise price of $3.9375 per share, with a relative fair value of approximately $0.3 million which was recorded to additional paid-in capital at the time of issuance.

(4)	During the second quarter of 2024, the Company granted warrants to purchase up to an aggregate of 4,000 shares of common stock at an exercise price of $2.38 per share, to consultant for business development services.

(5)	In February 2024, the Company granted warrants in connection with a warrant inducement consisting of warrants to purchase up to an aggregate of 1,470,592 shares of common stock at an exercise price of $5.05 per share, with a relative fair value of approximately $3.9 million which was recorded to additional paid-in capital at the time of issuance.

(6)	During the first quarter of 2024, the Company issued an aggregate of 1,393,393 shares of common stock from the exercise of warrants previously issued in November 2023.

(7)	As of September 30, 2024, the aggregate intrinsic value of warrants outstanding was $0 million.

(8)	As of September 30, 2024, the aggregate intrinsic value of warrants exercisable was $0 million.

For the nine months ended September 30, 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2024

Measurement date closing price of Common Stock (1)	$3.08
Contractual term (years) (2)	5.0
Risk-free interest rate	3.1%
Volatility	140%
Dividend yield	0%

(1)	Closing price on grant date.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at September 30, 2024 and December 31, 2023 to record the deferred tax asset that is not likely to be realized.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Inflation, the War in Ukraine and Middle East Hostilities

The Company believes that as the U.S. experiences a persistent and protracted period of inflation, which has increased (and may continue to increase), the Company and its suppliers’ costs as well as the end cost of the Company’s products to consumers may also increase. In the early part of 2024, there is considerable economic and capital markets uncertainty arising out of several global factors, including but not limited to, Russia’s ongoing war in Ukraine, the Hamas attacks on Israel in October of 2023, Israel’s response to those attacks, (including military engagement in Lebanon and with Iran) have emerged as potential barriers to both near and long-term economic recovery.

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

An additional inflation-related risk is the Federal Reserve’s response, which included significant increases, and more recently decreases, in interest rates. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, like in the recession of 2008, then the impact on the Company’s revenue, earnings potential and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of September 30, 2024 and 2023, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Calculation of Numerator:
Net loss	$(2,616)	(2,093)	$(8,309)	(9,324)
Loss applicable to common stockholders	$(2,616)	$(2,093)	$(8,309)	$(9,324)
Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	6,615,320	1,197,258	4,282,210	1,152,607
Net loss per share of Common Stock (basic and diluted)	$(0.40)	$(1.75)	$(1.94)	$(8.09)

As of September 30, 2024 and 2023, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	September 30, 2024	September 30, 2023
Common stock warrants	9,244	496
Common stock options	228	137
Total	9,472	633

NOTE 13 - FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of September 30, 2024 and 2023, the fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

As discussed in Note 8, on January 9, 2023, the Company closed on a Private Placement for the sale by the Company of shares of the Company’s common stock and the issuance of pre-funded warrant to purchase up to an aggregate of 186,667 shares of common stock at an exercise price of $0.0001 per share, and the issuance of warrant to purchase up to an aggregate of 266,667 shares of common stock at an exercise price of $30 per share. The warrants are initially exercisable commencing January 9, 2023 through their expiration date of July 9, 2028.

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

Recurring Fair Value Measurements

For the three and nine months ended September 30, 2024, the Company did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. The Company concluded that the warrants issued in connection with the private placement, met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and classified the liability as Level 3. For the nine months ended September 30, 2023, the Company did not have any assets and liabilities classified as Level 1 or Level 2, and had a warranty liability measured at fair value using significant unobservable inputs (Level 3) of approximately $0.6 million.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2024, and 2023 the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balances of which frequently exceed federally insured limits. Management monitors the soundness of these financial institutions and believes the Company’s risk is negligible. The Company has not experienced any losses in such accounts. If any of the financial institutions with whom the Company does business was to be placed into receivership, the Company may be unable to access the cash they have on deposit with such institutions. If the Company were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of September 30, 2024, the Company had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $6.3 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. No single customer represented more than 10% of our accounts receivable as of September 30, 2024. The Company maintains reserves for potential bad debts.

Supplier Concentration

As previously disclosed, the Company relies on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of September 30, 2024, the Company had five suppliers that accounted for approximately 80% of the Company’s total purchases during the year. The Company expects to maintain existing relationships with these vendors.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Over 47,000 patients have been treated to date, worldwide, with our entire current suite of products by more than 2,000 trained dentists.

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

On June 12, 2024, VSI Providers, PLLC, a wholly-owned subsidiary of the Company (“VSI”), and Rebis Health Holdings, LLC (“Rebis”), entered into a strategic alliance agreement (the “SAA”) providing for a joint marketing and distribution arrangement under which each party’s products and services will be offered together as a comprehensive solution to patients seeking sleep apnea treatment. Rebis and its affiliates operate multiple sleep testing and treatment centers in Colorado. VSI has a network of licensed dental professionals trained in providing various sleep apnea treatment-related services and, through its affiliates, access to additional products and services related to sleep apnea treatment. The Company and V-CO are third-party beneficiaries of the SAA. Under the SAA VSI is providing Rebis with access to licensed dental professionals trained in providing certain dental services (each a “VSI Dental Provider”) to provide such dental services in designated practice locations (as described in the SAA); provided, that nothing in the SAA restricts Rebis’ right to utilize the dental services of its own employees in a similar capacity as the VSI Dental Providers. Pursuant to the SAA, Rebis will be entitled to receive from VSI an agreed upon percentage of patient payments collected by VSI Dental Providers, less certain administrative fees charged by VSI and agreed to direct cost deductions.

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

In addition to the Management Fee, V-CO will also receive a quarterly cash participation payment from AIM (the “Participation Payment”) equal to an agreed upon percentage of the net positive cash flow (as determined in accordance with U.S. generally accepted accounting principles) generated by the operations of the SAA and received by VSI pursuant to the SAA (“Net Cash Flow”). The Participation Payment shall accrue (the “Accrued Amount”) and not be paid until the Company on a consolidated basis is cash flow positive from operations, as reported in its SEC filings (the “Participation Trigger Event”) (meaning the Company shall receive all Net Cash Flow (if any) from VSI until the occurrence of the Participation Trigger Event). The Profit Participation shall continue to be earned quarterly until the later of such time as (i) V-CO receives an amount equal to two (2) times its investment in the Private Placement; or (ii) or June 10, 2027. The MSA contains customary covenants regarding confidentiality and indemnification. Under the MSA, V-CO will also assign to AIM or its affiliates V-CO’s entire right, title, and interest in any intellectual property it creates while working for or on behalf of AIM.

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

Product Sales Revenue. Throughout the latter part of 2023 and into the second quarter of 2024, the Company experienced a decline in Product Sales Revenue. As previously noted, we believe this decline was due in part to certain adverse events in the larger sleep apnea oral appliance market, and not specific to Vivos. Another factor contributing to the decline was our Reductions In Force (RIF) which we undertook during 2022 and 2023. However, those product sales revenue declines began to reverse somewhat in the second quarter of 2024. Enrolling new VIPs has historically been key to our ability to generate revenue from product sales, and lower VIP enrollments during 2023 and into the first quarter of 2024 also dampened product sales revenue. Equally as important, however, is the number of Vivos treatment case starts that our existing VIPs commence, as these lead to appliance orders and related revenue. Once a VIP is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We utilize Practice Advisors to help VIPs with onboarding and starting and increasing case starts over time. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 32% of our VIPs initiated a new case as of September 30, 2024. We are working not only to increase the number of VIPs overall, but the number of active VIPs in terms of case starts. More active VIPs are also more likely to take advantage of our other service revenue generating offerings such as MyoCorrect orofacial myofunctional therapy and medical Billing Intelligence Services.

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

Marketing to DSOs. During the second half of 2021, we increased our efforts to market The Vivos Method and related products and services to larger dental support organizations (“DSOs”). Marketing to DSOs creates an opportunity to enroll and onboard multiple dental practices as VIPs under one common ownership structure. This allows us to leverage training and support across multiple VIP practices and gain economies of scale with the goal of faster growth, both in VIP enrollments and in Vivos case starts. As we cautioned previously, DSOs tend to move slowly when adopting new technologies or programs, and we do not expect DSO training or product sales to materially impact overall revenue in 2024. Our other dentist enrollment program, which we refer to as the Airway Alliance Program (“AAP”), was also established in the fourth quarter of 2021 and launched in the first quarter of 2022. This subscription program was designed to attract the vast majority of the estimated 200,000 U.S. and Canadian dentists who are being strongly encouraged by the American Dental Association to screen their patients for sleep apnea. The AAP program has not contributed meaningful revenue in the first nine months of 2024.

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

An additional inflation-related risk is the Federal Reserve's involvement with interest rates with recent history both increasing and decreasing interest rates in order to manage inflation. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on our revenue, earnings and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and the attacks by Hamas on Israel in October of 2023 and Israel’s responses (including recent military engagement in Lebanon and with Iran) have disrupted commercial and capital markets, and emerged as potential barriers to long-term economic recovery. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

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

The Company is working diligently to ensure its continued compliance with the Equity Requirement, including its $4.3 million shelf offering in September 2024 as well as exploring potential additional equity capital financings to stay above the minimum threshold of the Equity Requirement. The Company anticipates that its previously disclosed strategic marketing and distribution alliance will also positively impact the Company’s revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that the Company will be unable to raise sufficient capital or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If the Company fails to achieve ongoing compliance and its common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on the Company’s stock price, the ability of its stockholders to buy or sell their common stock, the ability of the Company to raise capital and on the Company’s reputation, all of which could make it significantly more difficult to operate the Company.

Key Components of Condensed Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Net revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

Cost of sales. Cost of goods sold primarily consists of direct costs attributable to the purchase from third party suppliers and related products. It also includes freight costs, fulfillment, distribution, and warehousing costs related to products sold. A prior period amount of less than $0.2 million previously classified as “Loss on inventory write-down” has been reclassified to “Cost of sales” in the current period’s financial statements to better reflect the nature of these transactions and to enhance the comparability of financial statemen line items across periods.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

Our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 are presented below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue
Product revenue	$1,958	$1,466	$492	$5,608	$4,783	$825
Service revenue	1,902	1,835	67	5,725	5,770	(45)
Total revenue	3,860	3,301	559	11,333	10,553	780

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,526	1,554	(28)	4,411	4,371	40
Gross profit	2,334	1,747	587	6,922	6,182	740
Gross profit %	60%	53%		61%	59%

Operating expenses
General and administrative	4,487	4,596	(109)	13,531	17,012	(3,481)
Sales and marketing	346	641	(295)	1,319	1,861	(542)
Depreciation and amortization	146	150	(4)	437	472	(35)

Operating loss	(2,645)	(3,640)	995	(8,365)	(13,163)	4,798

Non-operating income (expense)
Other expense	(18)	(53)	35	(42)	(198)	156
Excess warrant fair value	-	-	-	-	(6,453)	6,453
Change in fair value of warrant liability, net of issuance costs of $645	-	1,600	(1,600)	-	10,362	(10,362)
Other income	47	-	47	98	128	(30)

Net loss	$(2,616)	$(2,093)	$(523)	$(8,309)	$(9,324)	$1,015

Comparison of the three months ended September 30, 2024 and 2023

Revenue

Revenue increased by approximately $0.6 million, or 17%, to approximately $3.9 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023. The increase in total revenue during the third quarter of 2024 due to an increase of approximately $0.5 million in product revenue due to higher product sales and an increase of approximately $0.1 million in service revenue. The increase in product revenue is attributable to an increase of approximately $0.4 million in appliances sales and approximately $0.1 million in guide sales to existing VIPs. The increase in service revenue is attributable to an increase of approximately $0.2 million in sponsorship, seminar and other service revenue, offset by a decrease of $0.1 in VIP enrollments and Myofunctional therapy revenues. Lastly, BIS and sleep testing services revenue remained flat for the three months ended September 30, 2024 and 2023.

During the three months ended September 30, 2024, we enrolled 5 VIPs and recognized VIP enrollment revenue of approximately $0.9 million, a decrease of approximately 6% in enrollment revenue, compared to the three months ended September 30, 2023, when we enrolled 29 VIPs for a total of approximately $1.0 million in revenue. Revenue decrease in the third quarter of 2024 was impacted by a reduction in VIP enrollments due to a change in sales strategy and focus toward sleep center affiliations, offset by a higher incidence of breakage in contracts. This accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $0.5 million in revenue was attributable to breakage during the three months ended September 30, 2024, when compared to approximately $0.3 million during the three months ended September 30, 2023.

For the three months ended September 30, 2024, we sold 1,954 oral appliance arches for a total of approximately $2.0 million, a 34% increase in revenue from the three months ended September 30, 2023, when we sold 1,809 oral appliance arches for a total of approximately $1.5 million. The increase in revenue is directly attributable to an 83% decrease in discounts for such appliances, offered during the same period, with less than $0.1 million in discounts offered during the three months ended September 30, 2024 when compared to approximately $0.2 million during the three months ended September 30, 2024. Refer to the section “Material Items, Trends and Risks Impacting Our Business” above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with a decrease of less than $0.1 million or 2% at approximately $1.5 million for the three months ended September 30, 2024, compared $1.6 million for the three months ended September 30, 2023. This was primarily related to $0.1 million decrease in sleep testing reporting and $0.1 million decrease in VIP training related costs, due to lower enrollments and fewer training sessions scheduled during the period.

For the three months ended September 30, 2024, gross profit increased by approximately $0.6 million to $2.3 million. This increase was attributable to an increase in revenue of approximately $0.6 million. Gross margin increased to 60% for the three months ended September 30, 2024, compared to 53% for the three months ended September 30, 2023, due primarily to the revenue increase.

General and Administrative Expenses

General and administrative expenses decreased approximately $0.1 million, or approximately 2%, to approximately $4.5 million for the three months ended September 30, 2024, as compared to $4.6 million for the three months ended September 30, 2023. The primary driver of this decrease was $0.1 million in employee compensation, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of the reduction in force implemented during the second and third quarter of 2023 and 2024. Coupled with a decrease of approximately $0.1 million in travel, meals and entertainment, and a decrease of approximately $0.1 million related to taxes, licenses and other fees. This was offset by an increase of approximately $0.2 million related to professional fees including fees for consultants and legal services.

Sales and Marketing

Sales and marketing expenses decreased by approximately $0.3 million or approximately 46%, to $0.3 million for the three months ended September 30, 2024, compared to approximately $0.6 million for the three months ended September 30, 2023. This decrease was primarily driven by lower commissions and digital media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.1 million for the three months ended September 30, 2024 and 2023. Depreciation and amortization decreased slightly during the period due to some assets being fully depreciated and a small amount of depreciable assets placed into service.

Other Income

Other income of less than $0.1 million includes interest income from financial institutions.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional common stock purchase warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was $1.6 million for the three months ended September 30, 2023 was driven by a decrease of 62% in the stock price or approximately $7.95 per share during the period. The derivative warrant liability was eliminated in November 2023, and as a result, no change in fair value of warrant liability was recorded in the third quarter of 2024.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

Revenue increased approximately $0.8 million, or 7%, to approximately $11.3 million for the nine months ended September 30, 2024 compared to $10.6 million for the nine months ended September 30, 2023. The increase in revenue during the nine months of 2024 due to an increase of approximately $0.8 million in product revenue due to higher product sales. The increase in product revenue is attributable to an increase of approximately $0.5 million in appliances sales, coupled with an increase of approximately $0.3 million in guide sales to existing VIPs. The decrease in service revenue is attributable to a decrease of approximately $0.2 million in Myofunctional therapy revenues followed by a decrease of approximately $0.2 million in VIP enrollment revenue. This was offset by an increase of approximately $0.3 million in sponsorship, seminar and other service revenue, and an increase of approximately $0.1 million in sleep testing services. BIS revenue remained unchanged for the nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, we enrolled 87 VIPs and recognized VIP enrollment revenue of approximately $3.0 million, a decrease of approximately 6% in enrollment revenue, compared to the nine months ended September 30, 2023, when we enrolled 110 VIPs for a total of approximately $3.2 million. Revenue decrease in the first nine months of 2024 was due to changes to key inputs in our revenue recognition methodology, primarily estimated customer lives. As part of our annual process, the estimated customer lives are calculated separately for each year and was estimated to be 27 months in 2024, an increase of 17%, compared to 23 months in 2023, and an even higher increase of 50% when compared to 18 months in 2022. Estimated customer lives impacts the amortization of revenue to be spread over a longer period of time, thus decreasing the revenue that is recognized over the same period when compared to 2023. Although such adjustment to customer lives negatively impacts our revenue recognition, increasing estimated customer lives results in customers staying active for a longer period of time, thus increasing our customer retention year-over-year. Additionally, our revenue was lowered by a sales strategy shift and focus toward sleep center affiliations, coupled with lower enrollments late 2023 and all of 2024, which resulted in lower service revenue for the nine months ended September 30, 2024. This was offset by a higher incidence of breakage in contracts, this accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $1.5 million in revenue was attributable to breakage during the nine months ended September 30, 2024, when compared to approximately $0.4 million during the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, we sold 5,993 oral appliance arches for a total of approximately $5.6 million, a 17% increase in revenue from the nine months ended September 30, 2023, when we sold 6,261 oral appliance arches for a total of approximately $4.8 million. The increase is directly attributable to a 66% decrease in discounts offered during the same period, with less than $0.2 million in discounts offered during the nine months ended September 30, 2024 when compared to approximately $0.6 million of discounts offered during the nine months ended September 30, 2023. Refer to the section “Material Items, Trends and Risks Impacting Our Business” above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with an increase of less than $0.1 million, or 1%, at approximately $4.4 million for the nine months ended September 30, 2024, compared to slightly under $4.4 million for the nine months ended September 30, 2023. This was primarily due to $0.7 million in higher costs directly related to an increase in lab fees from our primary vendors, offset by a decrease of less than $0.3 million related to lower costs associated with the ring lease program and a decrease of slightly over $0.2 million in VIP training, and a decrease of approximately $0.2 million for inventory obsolescence expense.

For the nine months ended September 30, 2024, gross profit increased by approximately $0.7 million to $6.9 million. This increase was attributable to an increase in revenue of approximately $0.8 million offset by an increase in cost of sales of less than $0.1 million. Gross margin increased to 61% for the nine months ended September 30, 2024, compared to 59% for the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3.5 million, or approximately 20%, to approximately $13.5 million for the nine months ended September 30, 2024, as compared to $17 million for the nine months ended September 30, 2023. The primary cause of this decrease was $1.6 million in professional fees and a change in personnel and related compensation of approximately $1.1 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of the reduction in force implemented beginning with the second and third quarter of 2023 and 2024. Other cause of the decrease in general and administrative expenses included a decrease of approximately $0.2 million related to change in allowance for credit losses, a decrease of approximately $0.3 million related to insurance, a decrease of approximately $0.2 million in travel, meals and entertainment, and a decrease of approximately $0.1 million in training and education. This was offset by an increase of approximately $0.1 million in fees related to being a public company.

Sales and Marketing

Sales and marketing expenses decreased by $0.5 million or 29% to $1.3 million for the nine months ended September 30, 2024, compared to approximately $1.9 million for the nine months ended September 30, 2023. This decrease was primarily driven by lower commissions and digital media and marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.4 million for the nine months ended September 30, 2024 and approximately $0.5 million for the nine months ended September 30, 2023. Depreciation and amortization decreased slightly during the period due to some assets being fully depreciated and a small amount of depreciable assets placed into service.

Other Income

Other income of less than $0.1 million includes interest income from financial institutions.

Excess warrant fair value and change in fair value of warrant liability, net of issuance costs

The liability for the warrants issued in the January 9, 2023 private placement totaled approximately $14.5 million which included 186,667 pre-funded warrants with a fair value of approximately $6.7 million and 266,667 additional common stock purchase warrants with a fair value of approximately $7.7 million. The difference between the fair value of the $14.5 million liability-classified warrants and the net proceeds received of approximately $8.0 million, or approximately $6.5 million, was recognized as a day-one non-operating expense. The change in fair value of the warrant liability was approximately $10.2 million, or $9.6 million of other income net of issuance costs of $0.6 million, for the nine months ended September 30, 2023. The net impact of the private placement warrants for the nine months ended September 30, 2023 was approximately $3.9 million of other income. The derivative warrant liability was eliminated in November 2023, and as a result, no change in fair value of warrant liability was recorded nine month ended September 30, 2024.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, including $8.3 and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $101.4 million as of September 30, 2024.

Net cash used in operating activities amounted to approximately $9.8 and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had total liabilities of approximately $7.7 million.

As of September 30, 2024, we had approximately $6.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in 2023 or in the first half of 2024 as anticipated, as our product offerings and strategies continue to be refined. As such, we have raised equity capital in late 2023 and early 2024 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

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

Cash Flows

The following table presents a summary of our cash flow for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Net cash provided by (used in):
Operating activities	$(9,751)	$(9,198)
Investing activities	(403)	(688)
Financing activities	14,822	7,355

Net cash used in operating activities of approximately $9.8 million for the nine months ended September 30, 2024 is an increase of approximately $0.6 million compared to net cash used in operating activities of approximately $9.2 million for the nine months ended September 30, 2023. This increase is due primarily to a $1.2 million decrease in account payable for the nine months ended September 30, 2024, a decrease of $0.7 million of prepaid expenses and other assets, $0.5 million in accounts receivable, a decrease of approximately $0.5 million in contract liability, and a decrease of approximately $0.4 million in accrued expenses and other liabilities. This was offset by the absence of a 2023 unfavorable net change in the fair value of warrant liability of approximately $3.9 million.

For the nine months ended September 30, 2024, net cash used in investing activities consisted of capital expenditures for software of $0.4 million related to the development of software for internal use expected to be placed in service in 2024. This compares to net cash used in investing activities for the nine months ended September 30, 2023 of $0.7 million due to capital expenditures for internally developed software and an asset purchase.

Net cash provided by financing activities of $14.8 million for the nine months ended September 30, 2024, is attributable to proceeds of $15.7 million from the issuance of Common Stock and Warrants, net of approximately $0.9 million of professional fees and other issuance costs, in our February warrant inducement, as well as the June and September private placements. This compares to net cash used in investing financing for the nine months ended September 30, 2023 of $7.4 million, attributable to gross proceeds of $8.0 million from the issuance of Common Stock, net of approximately $0.6 million of professional fees and other issuance costs, from our private placement in January 2023.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies Involving Management Estimates and Assumptions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2024.

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

As of September 30, 2024, we have taken strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted above. We believe that additional review and testing is required in the coming periods during 2024 before we can affirmatively declare that the material weakness has been fully remediated.

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

Changes in Internal Control over Financial Reporting

Except as described above, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Defendants renewed their motions to dismiss. On August 23, 2024, the Court issued its order partially granting the motions to dismiss. Ortho-Tain subsequently sought leave to amend its Complaint to try and address the deficiencies identified by the Court in its August 23, 2024 order. The Defendants opposed the Motion for Leave to Amend, and, on October 9, 2024, the Court held a hearing to address the Motion for Leave to Amend. The Court denied Plaintiff’s Motion for Leave to File an Amended Complaint without Prejudice.

The Parties submitted a Joint Discovery Plan to the Court on October 21, 2024. On October 22, 2024, the Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date. The Court set a deadline of May 16, 2025 to Amend pleadings and July 30, 2025 to complete fact discovery.

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

September 2024 Private Placement

On September 18, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in connection with a registered direct offering (the “Offering”), priced at-the-market under Nasdaq Stock Market rules, to purchase 1,363,812 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at a purchase price of $3.15 per Share. No common stock purchase warrants were offered or issued to investors in the Offering. The Offering closed on September 20, 2024.

H.C. Wainwright & Co., LLC, pursuant an engagement agreement with the Company, dated May 2, 2024 and amended on August 2, 2024 (as amended, the “Engagement Agreement”), acted as the exclusive placement agent (the “Placement Agent”) for the Offering. Pursuant to the Engagement Agreement, the Company has paid the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering, and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering. The Company has also agreed to reimburse the Placement Agent for certain expenses and legal fees. In addition, the Company issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of Shares sold in the Offering) at an exercise price of $3.9375 per share of Common Stock, exercisable beginning upon issuance until five years from the commencement of sales in the Offering.

The gross proceeds to the Company from the Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

The Shares were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the Offering has been filed with the SEC.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, the Company agreed to certain restrictions on the issuance and sale of its shares of Common Stock and securities convertible into shares of Common Stock for a period of 30 days following the closing of the Offering. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one year following the closing of the Offering, subject to certain exceptions.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023. (2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

+	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.
^	Certain portions of the exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

