Form 10-K
period 2024-12-31
Vivos Therapeutics, Inc.
filed 2025-03-31
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 28, 2024, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $7.4 million based on the last reported sales price of $2.22 as quoted on the Nasdaq Capital Market on such date.

The registrant 5,889,520 shares of its common stock, $0.0001 par value per share, outstanding as of March 31, 2025.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances;

●	the acceptance and adoption by dentists, sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (or FDA) clearances;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to dentists, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our potential profit margin from sales of our appliances and other treatments and services and leases of SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our recently implemented strategic alliance and/or acquisition model, SleepImage® home sleep apnea test and our arrangements with sleep clinics and durable medical equipment companies (“DMEs”));

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance by the professional medical and dental community, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	the emergence of alternative technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

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

Risks Related to Our Business and Industry

●	Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will increase future revenue and earnings.

●	We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

●	We will need to raise additional capital to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner, which could adversely affect our liquidity, financial position, and ability to continue operations.

●	We previously identified material weaknesses in our internal controls and may identify additional material weaknesses in the future or otherwise fail to operating effectiveness of our review controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

●	We expect to derive a substantial portion of our prospective future revenue from sales of our appliances and treatments pursuant to our new strategic alliance and acquisition model, which leaves us reliant on the commercial viability of The Vivos Method and other associated products and services.

●	A material portion of our future revenue is expected to derive from sales of our appliances and other closely related diagnostic and therapeutic services to patients through dentists and other medical professionals, who are part of Dental Service Organizations (DSO) we may form and other Medical Service Organization (MSO), which leaves us reliant on our ability to establish, staff, and operate such operations successfully across diverse and geographically dispersed markets.

●	Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

●	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

●	Our business and results of operations may be impacted by the extent to which patients using The Vivos Method achieve adequate levels of third-party insurance reimbursement.

●	Our products and third-party contract manufacturing activities are subject to extensive governmental regulation that could prevent us from manufacturing or obtaining Vivos appliances or introducing new and/or improved products in the United States or internationally.

●	Our products are currently recommended only by a relatively small minority of medical sleep specialists, who are integral to the diagnosis and treatment of sleep breathing disorders.

●	We may not be able to protect our patents and proprietary technology and may become subject to intellectual property claims or litigation.

●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

-iii-

●	Our relationships with VIPs, other healthcare providers, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

●	The misuse or off-label use of The Vivos Method or other Vivos products and services could result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

●	We have engaged in and will continue to pursue acquisitions of medical or dental practices or complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

Risks Related to Our Products and Regulation

●	We depend in large part on The Vivos Method technology, and the loss of regulatory approval or access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

●	Our failure to obtain government approvals, or to comply with ongoing, and ever increasing, governmental regulations relating to our technologies and products, could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.

●	We cannot assure that we will be able to complete any required clinical trial programs successfully within any specific time, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

●	We are subject to regular periodic inspection and market surveillance by the FDA to determine compliance with regulatory requirements.

●	Treatment with The Vivos Method has only been available for the past fifteen years, and we do not know for certain whether there will be significant long term post-treatment regression or relapse.

●	Under our alliance marketing and distribution model, our M&A Group, formerly known as our Medical Integration Division, which will seek to acquire or create alliances with healthcare providers, may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

Risks Related to Our Securities Generally

●	The market for our common stock is relatively new and may not develop to provide investors with adequate liquidity.

●	The market price of our common stock has been and may continue to be highly volatile, and you could lose all or part of your investment.

●	Our failure to meet the continuing listing requirements of The Nasdaq Capital Market could result in a de-listing of our securities.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

●	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

●	Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

●	Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

●	We are responsible for the indemnification of our officers and directors.

●	Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be limited, perhaps substantially.

●	The financial and operational projections that we may make from time to time are subject to inherent risks.

●	If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

●	An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our company or your investment.

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

-iv-

PART I

Item 1. Business.

Overview

We are a revenue stage medical technology company focused on the development and commercialization of a suite of innovative diagnostic and multi-disciplinary treatment modalities for patients with cranial, dentofacial and postural abnormalities and the wide array of medical conditions that may result from them, including mild to severe obstructive sleep apnea (known as OSA) and snoring in adults and children ages. Our flagship oral appliances for treating OSA, which have received clearances from the U.S. Food and Drug Administration (or FDA) as described below, are our Complete Airway Repositioning and/or Expansion (C.A.R.E.) devices. We believe our C.A.R.E. and other proprietary oral appliances, diagnostic tools, myofunctional therapy, clinical treatments, continuing education, and practice solutions represent a powerful and highly effective set of resources for healthcare providers of all disciplines who treat patients suffering from debilitating and even life-threatening breathing and sleep disorders and their comorbidities. Studies and direct experience have shown our comprehensive and multidisciplinary approach represents a significant improvement in the treatment of mild to severe OSA in comparison to or when combined with other largely palliative treatments such as the current standard of care for OSA, continuous positive airway pressure (known as CPAP), or oral myofunctional therapy. We call our overall solution The Vivos Method.

From our inception in 2016 through the latter part of 2023, our primary focus was to increase market share and sales of our appliances by training and marketing through dentists to their patients with OSA. Through a variety of sales efforts, including a direct sales force, email campaigns, social media, print and online media, extensive clinical training and support, we established an international network of approximately 2,000 dentists to sell our products and services. In addition, to build product credibility and broad public awareness, we sought to obtain additional regulatory approvals from the FDA. In this model, our revenue was generated from both sales of appliances and related services to dentists as well as having dentists enroll for a fee in our Vivos Integrated Practice (or VIP) program. In November 2023, we obtained a significant first-ever FDA 510(k) clearance for one of our Vivos C.A.R.E. oral medical devices to treat severe OSA. To our knowledge, no other oral appliance has ever received such a clearance. While such FDA 501(k) clearance was initially met with great enthusiasm, by early 2024 our expectation for an increase in appliance sales to our roughly 2,000 trained dentists did not materialize. We thus determined that, in a post-COVID dental industry environment and despite technological advantages of Vivos treatment over alternative treatments for OSA, it was no longer prudent to rely primarily on the dentistry market as the primary distribution channel for our products and services.

Over the course of 2024, we worked to pivot our business strategy and began to steadily decrease our prior dependence on dentists to sell our products and our dependence on VIP enrollment revenue. This new business strategy is focused on contractual alliances with (and, in the future, potential outright acquisitions by us of) OSA healthcare providers, including dentists, sleep centers and others and is based on a profit-sharing model between us and the provider which aligns our revenue generation more directly to sales of our novel appliances. In June of 2024, our business strategy pivot was realized through our entry into our first strategic alliance with Rebis Health Holdings, LLC, an operator of multiple sleep treatment centers in Colorado (who we refer to herein as Rebis). Rebis rolled out this alliance, which promotes all forms of OSA treatments, including the Vivos Method, at a single Rebis location. By the end of 2024, Rebis patients were selecting Vivos treatment at a rate of approximately 2 to 1 over CPAP, or declining treatment options altogether. Subsequently, we and Rebis announced that two additional locations within the greater Denver metro area would adopt our new business model. Due to the results of our affiliation with Rebis to date, we intend to seek additional strategic affiliations, acquisitions, or alliances with sleep testing and treatment centers nationwide. See “New Marketing and Distribution Alliance Strategy” below for more information.

There are approximately 4,500 sleep testing centers or sleep treatment clinics throughout the United States. These testing labs are typically affiliated with or owned by independent sleep specialists. Medical doctors of all kinds tend to refer to patients who suspect of having OSA into these facilities for testing and consultation with sleep specialist medical doctors. Once patients receive a diagnosis and in many of these clinics, the default treatment recommendation is some form of CPAP. As noted above, through extensive interactions with patients, at Rebis and otherwise, we have seen patients prefer Vivos treatment about 2 to 1 over CPAP or declining treatment options altogether. When patients are educated about their OSA condition and the harm it does to their overall health, most of them would like to fix the problem and not have to wear a medical device such as CPAP for the rest of their lives.

In connection with our business model pivot, we have refined and enhanced diagnostic services and clinical care for patients with OSA. As a direct result of these efforts, our average treatment times for our multidisciplinary Vivos Method using Vivos C.A.R.E. oral devices have been reduced from approximately 18 to 24 months to 9 to 12 months. We believe this makes our Vivos treatment much more appealing to patients with OSA as opposed to alternative treatments such as CPAP or surgical treatments. Importantly, the data which we submitted to the FDA pursuant to our clearance showed average treatment times of 9.7 months. In addition, we have developed, and are currently in the process of implementing, a more robust clinical diagnostic protocol that facilitates gathering greater clinical data, while also driving much higher insurance payer reimbursements.

In this Annual Report on Form 10-K, we sometimes refer to medical doctors, dentists and other medical professionals who treat OSA as “providers” (including our independent Vivos-trained dentists).

New Marketing and Distribution Alliance Strategy

We believe our sales, marketing and distribution pivot in 2024 will be critical to our ability to drive our future revenue growth. Our Rebis alliance, which we hope will be the first of a series of similar alliances and potential acquisitions across the country, marks an important pivot in our marketing and distribution model for our cutting-edge OSA appliances. Under the new alliance, we are collaborating with Rebis to offer OSA patients a full spectrum of evidence-based treatments such as our own advanced, proprietary and FDA-cleared C.A.R.E. oral medical devices, oral appliances and additional adjunctive therapies and methods including CPAP machines. The program commenced in August of 2024 in the Longmont office of Rebis.

We believe the advantages of this new strategic marketing and distribution model are compelling:

●	First, it provides Vivos-trained providers direct access to far more OSA patients who are likely candidates for OSA treatment with The Vivos Method. As we roll out this new model going forward, potentially thousands of patients each month could be introduced to Vivos treatment options.

●	Second, we expect to close (meaning convincing the patient to start) more OSA treatment cases using Vivos-trained personnel. In our pilot testing, which we conducted at over 45 separate locations around the United States during 2023 and 2024, our Vivos-trained personnel were able to consistently close over 70% of patients into some form of Vivos treatment. These figures were relatively consistent across diverse demographic and economic patient profiles and geographies.

●	Third, top line revenue and profit per case are expected to rise. We project that each patient who signs up for Vivos treatment represents a potential increase to Vivos top line revenue with contribution margins of up to 50%. This significantly alters the economics to Vivos, when compared to our prior model, increasing top-line revenues per case start by approximately 4-6 times.

In summary, under our new model, we expect to present Vivos treatments to more patients, refer a higher percentage of cases into Vivos treatment, and potentially generate more revenue and profit per case.

The Rebis strategic alliance was announced alongside a $7.5 million equity private placement by us with an affiliate of New Seneca Partners, Inc. (who we refer herein as Seneca). Subject to certain conditions, Seneca will participate in our net cash flow allocation from the alliance up to an agreed-upon amount as partial consideration for the management advisory services Seneca is providing to us.

Our Products and Services

Currently, The Vivos Method is comprised of the following products and services:

●	Vivos Complete Airway Repositioning and/or Expansion (C.A.R.E.) oral appliance therapy including our:

○	Daytime Nighttime Appliance (or DNA appliance®) was granted 510(k) clearance from the U.S. Food & Drug Administration (or FDA) as a Class II medical device in December 2022 for the treatment of snoring and mild to moderate OSA, jaw repositioning and snoring in adults. It is the only oral appliance ever to receive FDA clearance to treat OSA without mandibular advancement as its primary mechanism of action. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed. In September 2024, the DNA appliance was granted another landmark FDA 510(k) clearance to treat moderate to severe OSA in children ages 6 to 17 who also have malocclusions that may require orthodontics. The DNA appliance remains the only oral appliance of any kind that has been FDA cleared to treat children with OSA.

○	Mandibular Repositioning Nighttime Appliance (or mRNA appliance®) has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

○	Modified Mandibular Repositioning Nighttime Appliance (or mmRNA appliance), for which we were granted FDA Class II market clearance in August 2021 for treating mild to moderate OSA, jaw reposition and snoring in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

○	Adjunctive Diagnostic and Therapeutic Products and Services constitute a key element of our overall clinical success. Such key adjunctive diagnostic evaluations and therapies include, but are not limited to, extensive and proprietary questionnaires that target certain known areas of clinical concern, full body postural evaluations, cranial and facial bone and tissue evaluations, specialized kinds of chiropractic care, certain targeted physical and exercise therapy, nutritional and toxicity consultations, specialized CO2 laser therapy using DEKA patented technology from Italy, and the integrative use of Vivos’ patented Unilateral Bite Block technology such as with the Vivos Vida appliance.

The November 2023 clearance of our C.A.R.E. appliances for the indication described above represents the first time the FDA has ever granted an oral appliance a clearance to treat severe OSA. In our experience working closely with sleep specialists and other medical professionals since that time, we believe this unprecedented decision by the FDA is generating broader acceptance throughout the medical community for our treatment options, leading to the potential for higher patient referrals and case starts as well as closer collaboration with medical professionals. We also believe it will enhance our value proposition to third-party distribution partners such as DME companies. This approval could also clear the way for greater reimbursement levels from medical insurance payors and Medicare. For example, in April 2024 we received the required regulatory approvals to enable Medicare reimbursement for our C.A.R.E. oral medical devices.

●	Vivos oral appliances and therapies outside of C.A.R.E. system include:

○	Vivos Guides are pre-formed, flexible, BPA-free, base polymer, monoblock intraoral guide and rescue appliances. The Guides are FDA Class I registered product for orthodontic tooth positioning typically used by dentists in children to address malocclusions and promote proper guided growth and development of the mouth and jaws.

○	Vivos VersaTM is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults. It is a comfortable, easy-to-wear, medical grade nylon, 3D printed oral appliance featuring mandibular advancement as its mechanism of action. It is priced to be very cost effective and offers Vivos providers and patients a comfortable and effective product at a much lower price point for treatment. As with all other non-C.A.R.E. oral appliances, the Vivos Versa must be worn nightly for life in order to remain clinically effective. We believe many Vivos Versa patients will eventually migrate up to our proprietary Vivos C.A.R.E. products. While we do not own this product, we are a reseller of this product.

○	Vivos MyoCorrect oral myofunctional therapy (OMT) services. Studies have shown OMT to be a clinically valuable adjunctive treatment for patients with breathing and sleep disorders. When combined with Vivos’ C.A.R.E. products and treatments, OMT can deliver an enhanced effect in many patients using our appliances. MyoCorrect treatment services are cost-effective for providers and convenient for patients. MyoCorrect is billable to medical insurance in most cases and constitutes an additional profit center for both Vivos and providers.

○	Vivos Vida™ is an FDA cleared appliance as unspecified classification for the alleviation of TMD symptoms, and aids in treating bruxism and TMJ Dysfunction. The Vivos Vida help to alleviate symptoms such as TMJ/TMD, headaches and facial muscle pain. The Vivos Vida is worn during sleep and serves to protect the teeth and restorations from destructive forces of bruxism. It is a custom fabricated appliance, designed for patient comfort.

○	Vivos Vida Sleep ™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults. It uses the Vivos Unilateral BiteBlock Technology and is designed to advance the mandible incrementally to stabilize the patient’s oropharyngeal airway. It is highly efficient and has a sleep design which promotes space for the tongue to sit in the roof of the palate.

●	VivoScore (from SleepImage), Rhinomanometry (from GM Instruments), Cone Beam Computerized Tomography or CBCT (from multiple vendors), Joint Vibration Analysis (from BioResearch) and other key diagnostic technologies play an essential role as part of The Vivos Method in patient assessment, proper clinical diagnosis, treatment planning, progress measurement, and optimal outcome facilitation. We believe the combination and integration of such diagnostic tools and equipment as particularly taught to and practiced by Vivos-trained providers constitutes a key trade secret of our company.

●	Vivos AireO2 is an Electronic Health Record (EHR) software program specifically designed for use as a full practice management software program in a medical or dental practice environment where treating breathing and sleep disorders is performed. The program is very well suited to handle both medical and dental billing and is integral in our Treatment Navigator program.

●	Adjunctive Treatment from specialty chiropractors and other healthcare providers according to a very specific set of particular integrated protocols has also proven to enhance and improve clinical outcomes using C.A.R.E. and other Vivos devices.

●	Treatment Navigator is our most recent program to assist a clinician’s patients who may have a breathing or sleep disorder to get screened, diagnosed by a board-certified sleep specialist, obtain insurance verification of benefits and preauthorization (where required), have their questions answered, and receive assistance with scheduling, financing, medical billing or any other concerns regarding treatment options best suited to their individual situation. Dentists typically pay set fees to us for this service.

●	Vivos Billing Intelligence Service (BIS) is our medical and dental billing service. It is both a subscription and fee for service program for healthcare practitioners who wish to optimize their insurance reimbursement by leveraging both medical and dental benefits. We are unaware of any other software platform or service on the market that offers the same set of features or capabilities.

●	Vivos Airway Intelligence Service (AIS) is our technical support and advisory service that supports clinicians in their patient data analysis, case selection, treatment planning and treatment implementation. AIS reports and services are priced into the cost of appliances to providers.

●	The Vivos Institute® (TVI) is widely regarded as one of the top educational and learning centers for dentofacial related breathing and sleep disorders in North America. Opened in 2021, TVI is housed in a state-of-the-art 18,000 square foot facility near the Denver International Airport where doctors from around the world come to receive instruction and advanced clinical training in a wide range of topics delivered by leading national and international medical sleep specialists, cardiologists, pediatric sleep specialists, dentists, orthodontists, specially trained chiropractors, nutritionists, key industry business leaders, and university-based clinical researchers.

These products, services and resources are used to promote a collaborative multidisciplinary treatment model comprising dentists, general practice physicians, sleep specialist physicians, myofunctional therapists, nutritionists, chiropractors, physical therapists, and healthcare professionals. As part of cost optimization, and consistent with our business model pivot, during 2024 we eliminated our legacy subscription-based program to train dentists called the Vivos Integrated Practice (VIP) program. Essentially, we unbundled the subscription-based VIP training into several component parts. Currently, dentists can take courses individually in a customized fashion, learning at their own pace, and only learning the materials they need in order to serve their patients.

During 2023, we expanded our product portfolio by acquiring certain devices (now known as Vivos Vida, Vivos Versa and Vivos Vida Sleep) from Advanced Facialdontics, LLC. During 2024, we continued our screening and home sleep test (or HST) program (which we call our VivoScore Program) featuring SleepImage® technology, a 510(k) cleared ring-based recorder and diagnostic platform for home sleep apnea testing. We market and distribute our SleepImage HST in the U.S. and Canada pursuant to a licensing agreement with MyCardio LLC. Based on our direct experience with our Vivos-trained providers, approximately 53,000 VivoScore HSTs were performed during 2024. Due to the volume of home sleep test screening business that we have generated with MyCardio LLC, we now receive pricing and terms for SleepImage® products and services that are well below their published retail prices. We believe the growth of our VivoScore program confirms our belief that the SleepImage® HST offers significant technological and commercial advantages over alternative home sleep apnea products and technologies in the market and allows healthcare providers to more efficiently screen, diagnose and initiate treatment for OSA in their patients.

As noted above, since our landmark FDA clearances in 2023 and 2024, we have not yet seen a corresponding increase in enrollment of patients using our appliances. Based on feedback from our Vivos-trained providers, we believe this to be a function of staffing turnover in their practices and labor shortages that continue to plague the dental workplace in the aftermath of the COVID-19 pandemic. Throughout 2024, we continued to address this by conducting additional regional dental team training sessions on integrating Vivos products and treatment protocols. In addition, we drastically reduced the number of individuals we call Practice Advisors who had previously been used as “boots on the ground” to help facilitate case starts and provide Vivos-trained providers with support, and we replaced them with a new service called Treatment Navigator which we piloted and began to rollout in the late summer and fall of 2022.

Treatment Navigators work effectively as extensions of the dental office, working directly with prospective patients to provide them information on our C.A.R.E. appliances and other Vivos treatment options, aiding in education, screening, insurance verification of benefits and preauthorization, coordination among various professional practitioners, recordkeeping, problem solving, as well as, delivering a home sleep test and following up with scheduling an appointment with an affiliated sleep clinic or dentist (including dentists who are VIPs) in their area. Dental offices who wish to avail themselves of this service pay Vivos enrollment fees and per case fees for the service, thus adding an important new revenue line to our business. Based on our evaluation of the Treatment Navigator program, we have restructured the Treatment Navigator program into a monthly subscription-based model.

Background on OSA

OSA is a serious and chronic disease that negatively impacts a patient’s sleep, health, and quality of life. According to a 2019 article published in Chest Physician, it is estimated that OSA afflicts 54 million adults in the U.S. alone. In June 2024, Eli Lilly recently reported that over 80 million adults in the U.S. are estimated to suffer from OSA. Recent medical literature estimates the prevalence of OSA in the U.S. pediatric population at 20.4% or about 10 million children. According to a 2016 report by Frost & Sullivan, OSA has an annual societal cost of over $149.6 billion and a Harvard and McKinsey study from 2010 put the figure at over $165 billion annually. According to the study “Global Prevalence of Obstructive Sleep Apnea (OSA)” conducted by an international panel of leading researchers, nearly 1 billion people worldwide have sleep apnea, and as many as 80% remain undiagnosed. Research has shown that when left untreated, OSA can increase the risk of comorbidities, such as high blood pressure, heart failure, stroke, diabetes, dementia, chronic pain and other debilitating, life-threatening diseases.

Unfortunately for OSA patients, the medical profession has not been able to provide them with solutions that are both effective and desirable. CPAP is the “gold standard” treatment for over 90% of OSA patients, but no one wants to wear those devices to bed every night for life, rendering long-term compliance rates low. Traditional oral appliances can be effective over limited time frames but often create other problems with temporomandibular joint (or TMJ) dysfunction, open bites, infections, and more. As with CPAP, they too must be worn every night for life to be effective. More radical and invasive options such as neuro-stimulation devices, or maxillomandibular advancement surgery are likewise viewed more as treatments of last resort. When The Vivos Method is presented as a viable treatment option against the alternatives discussed above, our experience shows it will be the preferred choice of most patients by a factor of about 2 to 1.

We believe our proprietary products comprising the Vivos C.A.R.E. oral appliances represent the first non-surgical, non-invasive treatment option for patients diagnosed with mild to severe OSA that offers cost-effective treatment featuring (i) limited treatment times; with (ii) lasting or durable effects; and (iii) the prospect of seeing a complete reversal of symptoms. Combining treatment technologies that impact the upper airway by altering the size, shape, patency and position of corresponding hard and soft tissues, Vivos C.A.R.E. represents a completely new treatment modality in the treatment of dentofacial abnormalities that often lead to OSA and many other health conditions.

The Vivos Method is estimated to be indicated and potentially effective (within the scope of the FDA cleared uses) in approximately 80% of cases of OSA where patients are compliant with clinical treatments. Our patented oral appliances have been utilized in approximately 58,000 patients treated worldwide by more than 2,000 trained dentists.

Our Target Customers

Because of the close connection and relationship between the oral cavity and airway form and function, properly trained dentists, sleep specialists and other medical providers can play a pivotal and even leading role in the treatment of dentofacial abnormalities which are known to impact breathing and sleep, which in turn can lead to serious health conditions. Our alliance marketing and distribution model provides sleep centers with whom we collaborate better alternatives to CPAP and surgery for patients diagnosed with mild to severe OSA.

We have recently expanded our mission and product line positioning to extend the reach and scope of The Vivos Method beyond the dental profession and to allow for greater collaboration and mutual referrals from other healthcare practitioners, including primary care physicians, medical specialists, chiropractors, nutritionists, physical therapists, and others who see and treat patients with breathing and sleep disorders. We believe this extension of our approach will broaden the knowledge among various professions as to what our technology and products can do for their patients, ultimately leading more patients into treatment with Vivos products and services. We also incorporate courses and curricula at our TVI into our Vivos Method training that provides information, tools, techniques, and systems that enable other healthcare professionals to engage directly with dentists and actively contribute to the best possible clinical outcome for patients.

As we have established a national network of Vivos-trained dentists, we are pivoting our focus to the source of where we believe the vast majority of OSA patients are first diagnosed and treated: the medical profession. (including sleep centers and medical doctors and dentists who offer OSA treatment, as well durable medical equipment (DME) companies who manufacture and distribute OSA therapies.

Our Mission

Our mission is to rid the world of sleep apnea by being a leading technology platform and go-to resource for the latest and most effective treatment modalities, products, and clinical education available to healthcare providers of all specialties who treat patients suffering from breathing and sleep disorders and their comorbidities. We fully recognize that breathing and sleep disorders, including OSA, are often complex conditions with multiple contributing factors that require more than a single solution. To that end, we have broadened our product and services lines that comprise The Vivos Method to go beyond the proprietary technologies featured in our C.A.R.E. oral appliances and now offer providers far greater optionality in selecting a diagnostic or treatment solution that is best for their patients. This approach recognizes that there is no “one size fits all” solution for patients, and that both providers and patients are best served by offering a variety of solutions at various price points that can meet the needs of a larger segment of the population.

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

Our Market Opportunity

According to a March 2021 Sleep Apnea Devices Market Size & Share Report, the global sleep apnea devices market size was valued at $3.7 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 6.2% from 2021 to 2028. According to the March 2025 edition of the same report, the global sleep apnea devices market size was $9.70 billion in 2024, and that the market is projected to grow from $10.30 billion in 2025 to $18.30 billion in 2032, a CAGR of 8.6% during the forecast period. According to an American Sleep Association study published in 2020, an estimated 50 million to 70 million people in the U.S. are suffering from some form of sleep disorders. Moreover, according to Canadian Respiratory Journal in 2014, around 5.4 million adults in Canada were diagnosed with sleep apnea or were at higher risk of developing OSA. According to a study conducted by ResMed in 2018, around 175 million people in Europe were suffering from sleep apnea. We therefore believe that effective diagnostic and treatment strategies are needed to minimize the negative health impacts of OSA and to maximize cost-effectiveness.

Based on our direct experience with our Vivos-trained providers performing approximately 53,000 VivoScore HSTs during 2024, we strongly believe the published estimates from available public information, which range from 12% to 20% of the population, seriously underestimate the extent of the condition and scope of the problem in the United States and Canada. Our VivoScore testing routinely results in approximately Sleep Irregularity and Subclinical Markers of Cardiovascular Disease: The Multi-Ethnic Study of Atherosclerosis. We therefore believe our prior estimate that approximately 15% of the adult population in the United States and Canada suffers from OSA to be extremely conservative. Based on the estimated total adult population of 284 million in the United States and Canada, we believe the total addressable United States and Canadian market could be as high as 80 million adults. To be conservative and based on available data and our internal market analysis, we estimate that over 80% of individuals diagnosed with OSA in the North American addressable market may be candidates for The Vivos Method, leaving us with a total addressable consumer market of approximately 64 million adults.

We currently charge clinicians an average sales price of approximately $1,500 per adult case for The Vivos Method. There are approximately 200,000 general dentists and dental specialists in the United States and another 30,000 in Canada who could potentially offer the Vivos Method to their patients. Add to that the nearly 80,000 licensed chiropractors and over 1.1 million medical doctors across all specialties who routinely see and treat patients with OSA. Each of them see and treat patients with OSA for many related conditions on a regular basis even though the vast majority remain undiagnosed with respect to their OSA. As we pivot to the alliance marketing and distribution model, we anticipate our average sales price to patients to increase to approximately $4,500. As we raise awareness, and now that new technologies such as SleepImage have driven the cost of diagnosis down dramatically, more providers will be able to integrate evaluations of breathing and sleep into their basic clinical treatments, and more patients will get diagnosed and seek treatment. Therefore, based on the addressable U.S. and Canadian consumer market described above and average sales price, we believe the addressable consumer market for adults in the United States and Canada is approximately $96 billion.

Our Treatment Alternative for OSA - The Vivos Method

The Vivos Method is a non-invasive, non-surgical, non-pharmaceutical, multi-disciplinary treatment modality for the treatment of dentofacial abnormalities and/or mild, moderate and severe OSA and snoring in adults. Proprietary and virtually painless, The Vivos Method has been shown to typically expand the upper airway and offers patients what we believe to be an effective treatment alternative based on published peer-reviewed retrospective clinical data. Based on feedback from independent VIPs and their patients, we believe initial therapeutic benefits from using the treatment guidance’s and devices are often achieved relatively quickly (in days or weeks) and final clinical results are typically achieved in 9 to 12 months), all at a relatively low cost to consumers ranging between $7,000 and $10,000 for adults (costs vary by provider) when compared to other options such as lifetime CPAP or surgery.

The Vivos Method alters the size, shape and position of the tissues that surround and define the functional space known as the upper airway. Our treatment also improves nasal breathing, reduces mouth breathing, reduces Apnea Hypopnea Index (AHI) scores, and generally facilitates better breathing and sleep. These statements are based on retrospective raw data with validated before and after sleep studies, rhinomanometry testing before and after treatment, Cone Beam Computerized Tomography (CBCT) scans from treating clinicians and patient testimony. As The Vivos Method treatment process progresses, the airway typically expands, with many patients reporting a significant reduction of their OSA and snoring symptoms. The primary products used in The Vivos Method are our C.A.R.E. devices - the DNA appliance®, the mRNA appliance®, and the mmRNA appliance®- each of which is a specifically designed, customized oral appliance that is worn primarily in the evening hours and overnight. The treatment time may range from 9 to 12 months, with 10 to 12 months being typical. Our appliances may require periodic adjustments, some of which can be performed by the patient and others that are typically rendered at the dental office where treatment was initiated.

Our Growth Strategy

Our goal is to be the global leader in providing a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost alternative for patients with dentofacial abnormalities and/or mild to severe OSA and snoring in adults. As we pivot to the alliance marketing and distribution model, we expect Vivos products to be available to greater pool of OSA patients. We believe the following strategies will play a critical role in achieving this goal and in establishing more predictable and growing revenue leading, ultimately, to cash flow positive and profitable operations:

●	Expand public awareness of the life-threatening and debilitating nature of OSA and its prevalence throughout the world, while letting the world know of our proprietary and highly effective treatment as an alternative to CPAP. We actively identify and develop strategic relationships and selective acquisitions of sleep clinics throughout the country.

●	Expand the number of strategic marketing and sales alliances we have and cultivate active referral sources among physicians, sleep specialists, dentists and other healthcare providers. We have 12 individuals within our company dedicated to cultivating referral sources for our appliances. We also have a group of individuals (who we refer to as our M&A Group) which is dedicated to identifying sleep centers that will be suitable candidates for the new alliance marketing and distribution model or accretive acquisition.

●	Drive more qualified new patients to our existing VIP practices and teach those VIPs how to better present and close Vivos treatment via the “Boost” and “Kick-Off” programs.

●	Achieve full payment by in network major insurance carriers for Vivos Method treatment. Our BIS medical and dental billing service helps providers secure medical and dental insurance benefits.

●	Lever technology and streamline service offerings to make it easier for both dental and medical professionals to interact and do business with Vivos.

●	Expand our market penetration with sleep center integration and DME distribution agreements.

●	Invest in research and development to drive innovation and expand indications.

●	Pursue strategically adjacent markets and international opportunities.

Our Revenue Model

Our revenue is currently derived from the following primary sources:

●	Recurring Vivos appliance sales. Under the legacy VIP model, once we trained the VIP on how dentists can help treat OSA, the goal is to have them initiate “new case starts” with patients, which leads to sales of our appliances and guides. Under our new alliance marketing and distribution model, we are seeking to drive appliance sales through our distribution arrangements with sleep clinics, where the appliance is delivered by our alliance partner.

●	VIP office training and enrollment fees. Under our legacy VIP subscription model, these fees are comprised of one-time, up-front fees. While we have shifted our business model away from VIP enrollment revenue, we nonetheless expect to recognize some revenue from existing VIP subscriptions over time.

●	SleepImage HST revenue. We modified our agreement with MyCardio LLC relating to our SleepImage HST for sleep apnea, which generates revenue from our leasing of SleepImage HST ring recorders to our VIPs as part of the VivoScore Program.

●	The Vivos Institute. Our TVI provides product-specific training for the use of our products and services. Revenue from such courses is not material at the present time, but our expectation is that increased training awareness of OSA and the promotion of our products and services will be enhanced by our TVI.

●	The Airway Intelligence Service (AIS). This service provides a complete resource for VIPs to help simplify the diagnostic and appliance design matrix and expedite the treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream.

●	Billing Intelligence Services (BIS). This complete third-party billing solution includes a comprehensive integrated revenue cycle management software system that allows dentists to focus on running their practice and delivering the best care for their patients. This medical billing service generates recurring subscription fees from participating VIPs and independent dentists in the United States.

●	AireO2 Patient Management Software. This management software enables healthcare professionals to diagnose, treat and monitor patients with OSA and its related conditions more effectively. Developed in collaboration with Lyon Dental, AireO2 contains features that enhance a VIP’s billing services and practice management systems. AireO2 is a complement to our BIS software system.

●	M&A Group (formerly our Medical Integration Division). In late 2020, we launched our formerly named Medical Integration Division (or MID) to assist VIP practices to establish clinical collaboration ties to local primary care physicians, sleep specialists, ear, nose a throat doctors (ENTs), cardiologists, pediatricians, pulmonologists and other healthcare providers who routinely see or treat patients with sleep and breathing disorders. Historically, the primary objective of our MID was to promote The Vivos Method to medical providers and thus facilitate the potential for additional mild to severe OSA patients gaining access to The Vivos Method while offering continuum of care. With the change in business model to focus on alliance marketing and distribution of Vivos products through sleep centers, the MID has been renamed the M&A Group and their mission and focus has shifted to identifying and closing strategic alliances and / or acquisitions of sleep clinics and Vivos.

●	MyoCorrect (Orofacial Myofunctional Therapy) Program. In March 2021, we introduced orofacial myofunctional therapy (or OMT) as a service that is part of The Vivos Method, under the name MyoCorrect. Through MyoCorrect, dentists enrolled in the VIP program and sleep clinics aligned with Vivos will have access to trained therapists who provide OMT via telemedicine technology. Our C.A.R.E. appliances are cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

Our Competitive Strengths

We believe that Vivos’ new strategic business model has numerous advantages that, taken together, set us apart from the competition and position us for success in the marketplace:

●	New Marketing and Distribution Business Model. Our new business model has the combination of Vivos’ advanced proprietary diagnostic and evidence-based treatment technology, delivered by closely aligned medical and dental professionals using our state-of-the-art customized practice management and proprietary billing software and working together in a single, compliant dental service organization (DSO) and medical service organization (MSO) practice model to treat a large and growing volumes of new and existing OSA patients who seek to avoid or get off their CPAP machines. We also have an experienced group of specially trained Treatment Navigators to help educate patients. Our management team has extensive experience acquiring and operating professional practices and the proven ability to recruit, train, and manage medical and dental professionals. Finally, with our new marketing and distribution model, our unique business model can appeal and adapt to the unique needs and demands of sleep testing clinics as well as patients seeking viable non-surgical solution to their chronic moderate to severe OSA.

●	Superior Economics of New Marketing and Distribution Business Model. The vertically integrated nature of our new strategic alliance and acquisition business model minimizes costs of products as well as the unit costs associated with delivering clinical diagnostic and therapeutic care. Moreover, the co-locating of various medical, dental and other healthcare professionals keeps efficiencies high and fixed costs low. At the same time, the model allows for the full realization of revenue potential from both diagnostic and therapeutic services. We believe gross revenues per case could exceed $5,000 once all products and services are included, with high net margins.

●	Significant barriers to entry. We believe that third parties seeking to compete directly with us have significant barriers to entry for the following reasons: competitors must offer a treatment modality with similar features, capabilities, research support, FDA regulatory clearances, and successful clinical outcomes in the market; then develop the systems and best practices required to successfully integrate diagnosis and treatment into a single-site, high-volume medical / dental practice offering substantially all options for OSA diagnosis and treatment; and finally, providing sleep testing and treatment centers with an attractive and mutually beneficial model that meets the needs of their business as well as their patients. We believe we have strategically and effectively addressed each and every one of the aforementioned barriers to entry and thus have created a novel and compelling single-source value proposition for dentists and sleep specialists seeking to deliver a full range of OSA treatment options to their patients.

●	Vivos Method insurance reimbursement. Most major commercial insurance (and also Medicare for the mmRNA appliance, which we received clearance during 2021), reimburse for our adult treatment in the United States. The average level of commercial payer reimbursement is approximately 50% (with coverage ranging from 5% to 70%), although medical insurance is never a guarantee of payment, and patient deductibles and policy restrictions will vary. Medicare reimbursement for the mmRNA appliance will vary by the Centers for Medicare and Medicaid Services (CMS) jurisdiction in the U.S.

●	Body of published research and strong patient outcomes. Together with our network of trained dentists, we have developed a body of clinical and patient data, and benefits of The Vivos Method for its registered and 510(k) cleared use, spanning over approximately ten years from nearly 58,000 patients treated with our proprietary clinical treatments that demonstrates the safety, effectiveness, therapy adherence (patient compliance). The documented and reported benefits of treatment with The Vivos Method have been consistent across reports from independent dentists and have been highlighted in over 60 published studies, case reports, and articles, many of which have been peer reviewed. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of the Vivos Method.

●	First mover advantage. Our business model is the first to focus on sleep centers screening patients for mild to severe OSA with the dentists serving as the primary source of treatment using The Vivos Method for such patients. We believe we are also the first to bring forth a go-to-market strategy that incorporates collaborating with DME companies, medical professionals and other non-traditional healthcare providers such as chiropractors and physical therapists to expand access by patients to our products and services.

●	Differentiated products. To our knowledge, we believe only The Vivos Method offers a truly differentiated, non-invasive treatment option that actually works on a common root cause of OSA. We also believe that older oral appliances are typically less expensive, but do not reshape the upper airway like our C.A.R.E. appliances and therefore require nightly use over a lifetime and have a number of other disadvantages.

●	Intellectual property portfolio and research and development capabilities. We have a comprehensive patent portfolio to protect our intellectual property and technology, five design patents that expire between 2023 through 2029 and two utility patents expiring in 2029 and 2030. We own two Canadian patents and one European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of 14 registered marks. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts. However, management believes that its core intellectual property goes far beyond its patent estate and is deeply embedded in the multi-disciplinary clinical diagnostic and therapeutic protocols. We believe the myriads of highly nuanced complexities and diversity with which OSA patients present effectively renders the key aspects of our technology virtually impossible to replicate or reverse engineering. For example, we know of several unsuccessful attempts to replicate our products and offer them to untrained providers at minimal cost. In every instance of which we are aware, the clinical outcomes were unsatisfactory or failed completely. The secrets of what we do are woven into how we do it, the order in which we apply certain adjunctive therapies, and also the use of uniquely designed customized oral appliances. If any one or more of those elements is missing or misapplied, results will be less than acceptable to patients.

●	Extensive Training and Support Systems. We believe our extensive online and in-person clinical and business systems training program offered through The Vivos Institute is unmatched anywhere and is a clear competitive strength that would be difficult to replicate.

●	Targeted approach to market development. We have established a systematic and scalable approach to actively and consistently engage with U.S. sleep centers as well as U.S. and Canadian dentists.

Sales and Marketing

Domestically, during 2024, we continued our prospecting and marketing efforts to the dental community, albeit on a limited and dramatically scaled back basis, as we reposition personnel and resources over to support our new strategic marketing distribution and acquisition model. As part of our new strategic marketing distribution, we are collaborating with Rebis to offer OSA patients a full spectrum of evidence-based treatments such as our own advanced, proprietary and FDA-cleared C.A.R.E. oral medical devices, oral appliances and additional adjunctive therapies and methods including CPAP machines. The program commenced in August of 2024 in the Longmont office of Rebis. We believe this new strategic marketing and distribution model provides several advantages. First, it provides Vivos-trained providers direct access to far more OSA patients who are likely candidates for Vivos treatment. As we roll out this new model going forward, potentially thousands of patients each month could be exposed to Vivos treatment options. Second, we expect to close more cases using Vivos-trained personnel. Third, top line revenue and profit per case are expected to rise. This significantly alters the economics to Vivos, when compared to our prior model, increasing top-line revenues per case start by approximately 4-6 times. In summary, under our new model, we expect to present Vivos treatment to more patients, refer a higher percentage of cases into Vivos treatment, and generate more revenue and profit per case. Accordingly, we have scaled back our VIP enrollments, and as a result, our in-house direct sales personnel and have asked our Practice Advisors to assume direct sales and marketing activities. Although we have seen some initial benefits from these changes, we do not yet have data to support any conclusions as to the effects of these changes overall on our revenue and potential for profit. However, we believe the potential for revenue growth from our new direct marketing distribution and acquisition model may eventually replace revenue from our legacy model of VIP enrollments and we expect higher revenue and margins.

Internationally, our efforts are primarily focused on the MENA region of the Middle East, where we have a very active international distributor, Noum, Inc. In November 2024, we conducted our first regional training in Dubai. Since then, patient interest in the region is exceeding forecasts, and we expect to continue to support our training and distribution efforts going forward. At this time, we do not have plans to continue further international expansion and will continue to focus and deploy resources primarily in the United States.

Insurance Reimbursement

Insurance reimbursement is available across the full spectrum of Vivos appliances. Medical coverage and benefits are subject to medical necessity and payer guidelines. Although medical insurance is never a guarantee of payment, the average reimbursement seen is approximately 50% (ranging from 5% to 70%). Benefits payable are subject to deductibles and policy limitations that may vary. A verification of benefits (VOB) is generally required for all medical policies to check for validity of billable coding for oral appliance therapy (OAT) and need for pre-authorization that may be required for reimbursement. VIPs typically remain out-of-network with commercial health insurance, but this depends on the individual practice and the commercial payer guidelines in each state. As out-of-network providers, dentists can set their own fees and balance bill the patient for the cost of care not covered by the patient’s health insurance. Although many patients pay for treatment out of pocket on a fee for service basis, the availability of health insurance coverage is an important consideration for many patients who desire treatment so that billing guidance is an important component of support provided by Vivos to VIPs and patients of sleep clinics through our merging DSO and MSO business model.

Our mRNA appliance® and mmRNA appliance® are custom fabricated mandibular advancement appliances indicated to treat mild to severe OSA and snoring in adults (and in the case of severe OSA, along with PAP and/or myofunctional therapy, as needed). The mRNA and mmRNA can be billed in- and out-of-network to most commercial payers under the E0486 CPT code. The E0486 code is reimbursable by many major commercial medical payers following a medical diagnosis of OSA and adherence to payer guidelines for alternative OSA therapy. Pre-authorization may also be required for reimbursement of these appliances and the pre-authorization requirements may vary based on the payer policies and patient’s insurance coverage. As described above, the same VOB and pre-authorization/LMN process is employed in the billing practices for these appliances to navigate the pathway to payment of medical benefits.

To meet the billing requirements of CMS for custom mandibular advancement oral appliances, the mmRNA appliance® (Modified Mandibular Repositioning Nighttime Appliance) was developed based on the original design of the mRNA appliance. In August 2021 510(k) for Class II clearance from the FDA for the mmRNA appliance with indications to treat mild to moderate OSA and snoring in adults was approved. In November 2023, the mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed. In December 2021, the mmRNA was accepted by the CMS Pricing, Data Analysis and Coding (PDAC). This acceptance places the mmRNA device on the PDAC list of oral appliances covered by and billable to Medicare, making the benefits of the mmRNA device available to millions of Medicare beneficiaries. Notwithstanding this important achievement, in general we have found the lack of inclusion on the current CMS Medicare PDAC list does not hinder market distribution or acceptance of Vivos appliances. This is due to the fact that most dentists who work with The Vivos Method are out-of-network with commercial payers and do not typically file for reimbursement under Medicare. When Medicare reimbursement is desired by Vivos providers they are typically registered with Medicare DME as a non-participating DME supplier, allowing the provider to balance bill patients like they would when billing as an out-of- network provider to commercial policies and are not limited to accepting Medicare reimbursement rates as payment in full.

We have seen an increase in the ability for reimbursement for our other FDA registered oral appliances such as the Vivos Guides for children and the DNA appliance for adults. During 2024, the FDA expanded the DNA’s clearance to treat children ages 6-17 for moderate to severe OSA in children with malocclusions. When preauthorizing and billing the Vivos Guides and DNA appliances, an undefined CPT code can be utilized only when medical necessity is present and documented properly. A dentist billing an undefined CPT code for a Class I or Class II oral appliance must proceed with caution. These preauthorization and billing requirements pertain to all valid and billable codes and must be supported with documented medical necessity reviewed by the medical director at the payor before being submitted for possible reimbursement. Pre-authorization with medical review is accomplished via a “letter of medical necessity” (LMN) used to summarize and communicate the existing medical necessity. The plan’s medical director will then review the LMN, supporting clinical documentation of dentofacial abnormalities present, CT images, co-morbidities, and any other related medical conditions diagnosed by a medical doctor.

Once authorized, the OAT can be billed for benefit calculation and payment. In December 2022 the DNA appliance received 510(k) clearance with indications to treat mild to moderate OSA and snoring in adults. In November 2023, the DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older, along with PAP and/or myofunctional therapy, as needed. While the DNA appliance can still be pre-authorized and billed using an undefined CPT code, the newly issued 510(k) clearance for the DNA appliance allows for additional code types to be utilized when OSA is present and diagnosed by a Medical Doctor. The DNA appliance can be pre-authorized and billed using a HCPCS Code designated for use by reducing upper airway collapsibility, which is custom fabricated, without a fixed mechanical hinge. While the use of this designated HCPCS code is new there is a potential pathway for additional registrations with Vivos appliances on the PDAC list of oral appliances covered by and billable to Medicare.

In September 2024, the American Medical Association (AMA) issued new CPT Codes for billing medical insurance which apply only to Vivos C.A.R.E. appliances. As previously mentioned, Vivos C.A.R.E. devices were already approved for Medicare reimbursement. The new CPT Codes went into effect January 1, 2025. We do not yet know the level of reimbursement, if any, that commercial medical insurance payers will pay out on the new codes. However, we now believe it has taken all the major requisite steps in order to position our flagship C.A.R.E. devices to be more consistently covered by medical insurance payers.

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

Since 2009, our technology has been the subject of over 60 peer-reviewed articles in the medical, dental and orthodontic literature. While most of these papers have been small uncontrolled case series, their results were reflected in our retrospective database review of 220 patients undergoing C.A.R.E. treatment for Obstructive Sleep Apnea recently published in the top-tier medical journal, Sleep Medicine. Several more retrospective data sets have been presented at scientific meetings in the past year that further corroborate clinical efficacy in adult OSA, pediatric OSA, and also in adult headache severity. The results of these presentations are in various stages of medical journal submission. The results published have illustrated that C.A.R.E. therapy when provided as part of the Vivos Method can provide a significant change in the severity of patients’ dentofacial abnormalities and/or mild to severe OSA and snoring (as measured by industry standard indices such as the AHI, among others), improvement in oral conditions, sleep-related quality of life, reduction in snoring, high patient compliance rates and a strong safety profile.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Our intellectual property is important in achieving and maintaining our position in the market. We currently own five design patents that expire between 2023 through 2029 and two utility patents expiring in 2029 and 2030. We also own two Canadian patents and a European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of 14 registered marks. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts.

FDA Regulatory Status

The Vivos Method offers treatment modalities that uses nonsurgical, noninvasive, and cost-effective oral appliance technology prescribed by trained dentists and medical professionals to treat dentofacial abnormalities and/or mild to severe OSA and snoring. The Vivos Method includes a customized treatment plan that may begin with a simple and easy at-home sleep apnea screening using proprietary HST technology from SleepImage. We offer three Class II devices cleared by the FDA (DNA, mRNA and mmRNA) to treat mild to severe OSA. In addition, in September 2024 the FDA granted the Vivos C.A.R.E. DNA appliance® an unprecedented clearance to treat children ages 6-17 for moderate to severe OSA. In addition, we offer our own specially designed pre-formed Vivos Guides, which the FDA considers Class I orthodontic devices for tooth positioning. We also offer the Vivos Versa, and two devices that use a unilateral bite block technique, the Vivos Vida and the Vivos Vida Sleep. The regulatory status of our products is as follows:

●	A 510(k) clearance was initially granted by the FDA for our mmRNA appliance® as a Class II medical device for the treatment of jaw repositioning, snoring and mild to moderate OSA in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

●	Prior to November 2023, our mRNA appliance® had a 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

●	In December 2022, our DNA appliance® received a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning snoring and mild to moderate OSA in adults. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older, along with PAP and/or myofunctional therapy, as needed. During 2024, the FDA expanded the DNA’s clearance to treat children ages 6-17 for moderate to severe OSA in children with malocclusions. The DNA appliance is thus the only oral appliance in the world that has been FDA cleared to treat OSA.

●	The Vivos Guides are an FDA-registered Class I product for orthodontic tooth positioning. In October 2021, we announced that results from a peer-reviewed, published study by an independent dentist found a significant reduction of tooth decay in pediatric patients after undergoing treatment using our Vivos Guides. A second study was peer reviewed and published in 2022 showing a 97.4% resolution of nocturnal enuresis (bedwetting) in children within 60 days of starting treatment with Vivos Guides. Other papers and studies on the use of Vivos Guides have been submitted to various journals and are awaiting acceptance and publication.

●	Vivos Vida™ is an FDA cleared appliance as an unspecified classification to treat symptoms such as TMJ/TMD, headaches and facial muscle pain.

●	Vivos Vida Sleep™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults.

●	Vivos Versa™ is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults.

All of the oral appliances that comprise our C.A.R.E. system (our DNA appliance®, mRNA appliance and mmRNA appliance®) are cleared by the FDA as Class II sleep appliances to treat mild to severe OSA and snoring in adults.

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

During the fourth quarter of 2024, we opened our facility in Orem, Utah as an in-house manufacturer of Vivos products. Our goal is to increase profit margins and product quality with the new facility while also shortening fabrication and delivery times. As of December 31, 2024, approximately 20-30% of total appliance orders are being fulfilled by our new Orem facility.

Our Ongoing Clinical Research

We are committed to ongoing research and development, and we have and intend in the future to invest in our clinical trial work to further improve our products and clinical outcomes, increase patient acceptance and comfort and broaden the patient population that can benefit from Vivos products and technology. Currently, Vivos is sponsoring a large independent prospective pediatric trial on the clinical effects of Vivos Guides with over 150 children currently enrolled. We expect to continue to enroll children ages 3-12 in the trial up to a total potential cohort of 500 children. We currently enroll approximately 20 new children per month. We expect to submit and publish the results of this trial by the end of 2026.

●	Daytime Nighttime Appliance (DNA) therapy for the treatment of OSA clinical trial agreement dated May 2023. The aim of this randomized clinical trial conducted with Stanford University is to investigate structural and functional effects of using the DNA appliance® in the treatment of mild to moderate OSA in adults. This study will test the hypothesis that treatment of the upper airway associated with functional improvements of sleep parameters in adults with mild to moderate OSA.

●	Treatment of Sleep Disordered Breathing (SDB) with an intraoral device in a pediatric population. Reviewed by the Western Copernicus Group Institutional Review Board (WCG IRB) as non-significant controlled clinical trials, we conducted a clinical trial to evaluate the safety and efficacy of the Vivos Guides (which in this context we call the Vivos Grow and Vivos Way appliances) to reduce sleep disordered breathing (SDB) in children, including snoring, mild to moderate OSA, and Airway Resistance Syndrome (UARS). The children ages 5-12 enrolled in this study used the Vivos Grow/Vivos Way appliance to correct orthodontic issues. The retrospective study recruited pediatric subjects who have already elected to utilize the study device for their orthodontic treatment. The study analyzed eleven symptoms of SDB from questionnaire scores of forty-four children ages from 5 to 12 in monobloc oral appliance (MOA) treatment. Findings included immediate improvement of SDB symptoms from initial visit to the endpoint at 2 to 3 months. We found immediate improvement of SDB symptoms occurred from initial visit to the endpoint at 2 to 3 months. We also found a plateau of resolving or improvement of symptoms between the 2 to 3 months endpoint and the 4-6 months endpoint, but most profoundly, there is a high probability that 90% of children in MOA therapy with Vivos Guides will have SDB symptoms resolved or improved at the 7+ month endpoint. The most commonly observed symptoms of SDB such as snoring, mouth breathing, and bedwetting were significantly improved at the 2-to-3-month endpoint. In conclusion, with early intervention, a statistically significant impact on resolving and reducing sleep disordered breathing symptoms was achieved, ultimately improving physiological and emotional health and development of children.

●	Treatment of ADHD and other child behavioral issues. We also began a separate trial in March 2023 relating to our Vivos Guides. The purpose of the third trial was to evaluate the improvement of ADHD related symptoms in school-aged children ages 5 to 12 in treatment with Vivos Guides for SDB and establish a connection and treatment between children and behavior issues such as attention-deficit/hyperactivity disorder (known as ADHD), bed wetting, problems at school, crowded teeth that may be associated with lack of sleep and or teeth grinding with underdeveloped growth of the jaw and teeth positioning. Results of the study suggest that undiagnosed ADHD behaviors and symptoms among school-aged children in MOA treatment for sleep and breathing disorders improved in 4.2 months and were reported as resolved or rarely occurred (over 60%) within 15 months. The results emphasize the need to assess sleeping patterns in children before a confirmed diagnosis of ADHD, healthcare providers and insurers consider MOA as a treatment choice and creating the necessary collaborative bridge between mental health providers and dentistry.

We are aggressively pursuing head-to-head comparisons of (i) our DNA device versus tonsillectomy in pediatric OSA, and (ii) our DNA device vs. routine management of veterans with OSA and post-traumatic stress disorder with potential sites identified and preliminary work underway.

Once the current pediatric clinical trial is complete, we plan to submit a 510(k) application to the FDA requesting pediatric clearances and indications of use for the Vivos Guides.

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

The Vivos Guides are registered with the FDA as Class I devices for orthodontic tooth positioning. On December 30, 2022 the FDA granted 510k clearance for the DNA appliance® to treat mild to moderate obstructive sleep apnea and snoring in adults. This approval was the first time the FDA has granted such a clearance on an oral appliance with a mechanism of action other than mandibular advancement. The mRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring, and mild-to-moderate OSA in adults. The mmRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for jaw repositioning, and for the treatment of snoring, and mild-to-moderate OSA in adults. In November 2023, our DNA, mRNA and mmRNA appliances were cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

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

PMA Pathway

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA application, although in practice, the FDA’s review often takes significantly longer and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers.

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

Clinical Trials

Clinical trials are typically required to support a Premarket Approval (PMA) application and in some cases, a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational devices to determine safety and effectiveness must comply with the FDA’s Investigational Device Exemption (IDE) regulations. These regulations which govern investigational device labeling prohibit promotion of investigational devices, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk”- defined by the FDA as one that presents a potential for serious risk to patient health, safety, or welfare - the device sponsor must submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies us that the investigation may not proceed. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may require a response on such deficiencies or permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non-significant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. It is important to note that FDA acceptance of an IDE application does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a clinical trial, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●	Quality system Regulation (“QSR”) requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or off-label promotion is prohibited, and all claims must be substantiated; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

●	the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;

●	state and federal Anti-Kickback Statute prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

●	medical device reporting (“MDR”) regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	complying with the new federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (“GUDID”);

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, spec development, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a healthcare provider in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls or a public warning letter that could harm both our reputation and sales. Any potential consequences of off-label use of our devices are the responsibility of the treating independent dentist; however, we may face consequences related to such off-label use. See “Risk Factors- The misuse or off-label use of The Vivos Method may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.”

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

Vivos is in the process of transitioning its FDA designation from “Spec Developer” to “Manufacturer.” This transition will subject us to a higher level of regulatory compliance and oversight, reflecting our commitment to maintaining the highest standards in the development and production of our devices. Over the past several months, we have made progress in preparing for this transition, including the implementation of robust workflow processes, comprehensive documentation procedures, and adherence to current good manufacturing practices (cGMP). We are currently undergoing preparations for a third-party inspection and readiness evaluation, which is a requirement to become a compliant manufacturer. While the exact timing of this certification depends on regulatory review processes, we expect to complete this transition in the near future and believe it may further strengthen our position in the market.

Regulation of Medical Devices in Canada

Canada regulates the import and sale of medical devices through Health Canada (or HC). HC reviews medical devices to assess their safety, effectiveness, and quality before being authorized for sale in Canada. HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on our ISO certification and filed via fax-back applications for a Medical Device License (MDL). Obtaining an MDL is comparable to the FDA 510(k) process. Higher classification risk devices (Class III and IV) require filing dossiers that resemble FDA 510(k) applications. These applications can range in cost and typically take longer for approval.

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

Healthcare Reform

Economic, political and regulatory influences are continuously causing fundamental changes in the healthcare industry in the United States. In 2010, the U.S. Congress enacted, and President Obama signed into law, significant reforms to the U.S. healthcare system. These reforms, contained primarily in the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and its companion act, the Health Care Education and Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), significantly altered the U.S. healthcare system by authorizing, among many other things: (i) increased access to health insurance benefits for the uninsured and underinsured populations; (ii) new facilitators and providers of health insurance, as well as new health insurance purchasing access points (i.e., exchanges); (iii) incentives for certain employer groups to purchase health insurance for their employees; (iv) opportunities for subsidies to certain qualifying individuals to help defray the cost of premiums and other out-of-pocket costs associated with the purchase of health insurance, and over the longer term; and (v) mechanisms to foster alternative payment and reimbursement methodologies focused on outcomes, quality and care coordination. In addition, certain states in which we operate are periodically considering various healthcare reform proposals.

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

On February 13, 2025, Robert F. Kennedy, Jr., was sworn in as the 26th Secretary to DHHS. President Trump, along with Secretary Kennedy, signed the “Establishing the President’s Make America Healthy Again Commission” Executive Order to investigate and address the root causes of America’s escalating health crisis, with a focus on childhood chronic disease. As Secretary, Mr. Kennedy is administering and overseeing the National Institutes of Health, the Centers for Disease Control and Prevention, the FDA, and the Centers for Medicare and Medicaid Services. Over his 40-year career, Mr. Kennedy founded Children’s Health Defense, a mass membership organization where he served as chairman to address childhood chronic disease and toxic exposures. Mr. Kennedy has been a resolute leader in alternative healthcare delivery systems which we believe will create a positive environment for our Company.

We anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies, and that public debate regarding these issues will continue in the future. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry, and the amount of reimbursement available from government and other payors. Any repeal or modification of the Health Reform Laws may materially adversely impact our business, financial condition, results of operations, cash flow, capital resources and liquidity. In addition, the potential proposals for alternative legislation to replace the Health Reform Laws may have an adverse impact on our business.

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

Human Capital Resources

As of December 31, 2024, we had 109 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good, but we do have a Whistleblower Hotline setup for employees to confidentially report concerns. As of December 31, 2024, no employees had used our Whistleblower Hotline. Of our current employees, approximately four are part of finance and accounting, seven are involved in senior management, 12 in sales and marketing, three in research, development and regulatory and 83 in operations.

We value the importance of retention, growth and development of our employees and we believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages. We traditionally will benchmark compensation with external sources to verify positions are paid in-line with the market. Our corporate culture is built on passion - we believe in our vision of ridding the world of sleep apnea and hire employees who want to share that same passion. We hold annual company-wide training courses and host regularly scheduled management meetings where management communicates notable corporate developments to be disseminated to employees, as well as periodic corporate all hands meetings. We are always looking for additional ways to diversify our workforce. We will continue to promote a work environment that is based on the fundamental principles of human dignity, equality and mutual respect. In addition, we are committed to providing a safe and healthy work environment for all of our employees. Many employees work remotely, and we have reduced travel as a result of the pandemic as well as cost reductions. We will continue to support our workforce to ensure safety and well-being.

Corporate History

Formation

We were originally organized on July 7, 2016 in Wyoming as Corrective BioTechnologies, Inc. On September 6, 2016, we changed our name from Corrective BioTechnologies, Inc. to Vivos BioTechnologies, Inc. On March 2, 2018, we changed our name from Vivos BioTechnologies, Inc. to Vivos Therapeutics, Inc. During our formation in 2016, we issued an aggregate of 37,334 shares of common stock, par value $0.0001 per share, (“Common Stock”) to a group of our founders, including Summit Capital USA (now Upeva, Inc., 26,667 shares), Regal Capital Venture Partners LLC (6,667 shares) and Thomas P. Madden (4,000 shares) at a purchase price of $0.01 per share (for an aggregate of $280 of proceeds).

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

Adoption of Stock and Option Award Plan

On April 18, 2019, our stockholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which 13,334 shares were reserved for future issuance for options, restricted stock awards and other equity awards. On June 18, 2020, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 33,334 share of Common Stock such that, after amendment and restatement of the 2019 Plan, for a total of 46,667 shares of Common Stock available for issuance under the 2019 Plan. On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of December 31, 2024, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

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

On July 30, 2020, prior to the transfer of our corporate domicile from Wyoming to Delaware, we implemented a one-for-three reverse stock split of our outstanding Common Stock pursuant to which holders of Vivos’ outstanding Common Stock received one share of Common Stock for every three shares of Common Stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to in this Annual Report on Form 10-K reflect the reverse stock split.

On October 25, 2023, we effected a reverse stock split of outstanding shares of Common Stock at a ratio of 1-for-25. The reverse stock split, which was approved by our Board of Directors under authority granted by our stockholders at our 2023 Annual Meeting of Stockholders held on September 22, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 25, 2023. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to in this Annual Report on Form 10-K reflect the reverse stock split.

New Marketing and Distribution Alliance Strategy

In June 2024, we announced the execution of a strategic marketing and distribution alliance with Rebis Health Holdings, LLC (who we refer herein Rebis), an operator of multiple sleep testing and treatment centers in Colorado. This alliance, which we hope will be the first of a series of similar alliances and potential acquisitions across the country, marks an important pivot in our marketing and distribution model for our cutting-edge OSA appliances. Under the new alliance, we are collaborating with Rebis to offer OSA patients a full spectrum of evidence-based treatments such as our own advanced, proprietary and FDA-cleared C.A.R.E. oral medical devices, oral appliances and additional adjunctive therapies and methods including CPAP machines. The program commenced in August of 2024 in the Longmont office of Rebis.

We believe the advantages of this new strategic marketing and distribution model are compelling. First, it provides Vivos-trained providers direct access to far more OSA patients who are likely candidates for Vivos treatment. As we roll out this new model going forward, potentially thousands of patients each month could be exposed to Vivos treatment options. Second, we expect to close more cases using Vivos-trained personnel. In our pilot testing, which we conducted at over 45 separate locations around the United States during 2023 and 2024, our Vivos-trained personnel were able to consistently close over 70% of patients into some form of Vivos treatment. These figures held relatively consistent across diverse demographic and economic patient profiles and geographies. Third, top line revenue and profit per case are expected to rise. Vivos projects that each patient who signs up for Vivos treatment represents approximately $4,500 on average to Vivos top line revenue, with contribution margins of approximately 50%. This significantly alters the economics to Vivos, when compared to our prior model, increasing top-line revenues per case start by approximately 4-6 times. In summary, under our new model, we expect to present Vivos treatment to more patients, close a higher percentage of cases into Vivos treatment, and potentially generate more revenue and profit per case.

The Rebis strategic alliance was announced alongside a $7.5 million equity private placement by us with an affiliate of New Seneca Partners, Inc. (who we refer herein as Seneca). The new marketing and distribution strategic alliance is based on a profit-sharing model between us and Rebis. Subject to certain conditions, Seneca will participate in our net cash flow allocation from the alliance up to an agreed-upon amount as partial consideration for the management advisory services Seneca is providing to us.

January 2023 Private Placement

On January 9, 2023, we closed a private placement (the “January 2023 Private Placement”) with an institutional investor pursuant to which we agreed sell up to an aggregate of $8,000,000 of securities of the Company of units. Each unit consists of one share of our common stock (“Common Stock”), $0.0001 par value, and pre-funded warrant to purchase one share of our Common Stock, and common stock purchase warrants to purchase our Common Stock (each, a “January 2023 Warrant”). In connection with the January 2023 Private Placement, we issued 80,000 shares of Common Stock, pre-funded warrants to purchase up to an aggregate of 186,666 shares of Common Stock and the January 2023 Warrant to purchase up to an aggregate of 266,667 shares of Common Stock (the January 2023 Warrant was amended in November 2023 as described below). The purchase price per share and associated January 2023 Warrant was $30.00, and the purchase price per pre-funded warrant and associated January 2023 Warrant was $29.9998.

November 2023 Private Placement

On October 30, 2023 we entered into a securities purchase agreement with the same institutional investor pursuant to which we sold an aggregate of $4,000,003.44 of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant to purchase up to 980,393 shares of our Common Stock with an exercise price of $3.83 per share (the “Series B Warrant”).

The private placement closed on November 2, 2023. After deducting the placement agent fees and estimated offering expenses, we received net proceeds of approximately $3.5 million. As of January 31, 2024, all of the pre-funded warrants granted as part of the private placement were exercised.

As part of the November 2023 private placement, we agreed with the investor to amend the January 2023 Warrant to reduce the exercise price of the January 2023 Warrant to $3.83 per share and extended the expiration date of the January 2023 Warrant to November 2, 2028. The amendment also restated in its entirety the definition of “Black Scholes Value” contained in the January 2023 Warrant with the intention of eliminating an embedded derivative liability associated with such warrant.

February 2024 Warrant Exercise Transaction

On February 14, 2024, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant issued in November 2023 at a reduced exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to us of approximately $4.0 million. The resale of the shares of Common Stock underlying the Series B Warrant has been registered pursuant to a Registration Statement on Form S-1 (File No. 333-275726), which became effective with the SEC on December 1, 2023.

Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, we agreed to issue to the investor the two Inducement Warrants in a new private placement transaction. The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant. The Inducement Transaction closed on February 20, 2024.

June 2024 Private Placement and Management Services Agreement with Seneca

On June 10, 2024, we entered into a securities purchase agreement (the “June 2024 SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of Seneca, a leading independent private equity firm.

Pursuant to the June 2024 SPA, we sold to V-CO in a private placement offering: (i) 169,498 shares of our Common Stock, (ii) a pre-funded warrant (which we refer to herein as the Pre-Funded Warrant) to purchase 3,050,768 shares of Common Stock (which we refer to herein as the Pre-Funded Warrant Shares), and (iii) a Common Stock Purchase Warrant (which we refer to as the June 2024 Warrant) to purchase up to 3,220,266 shares of Common Stock (which we refer to herein as the June 2024 Warrant Shares). V-CO paid a purchase price of $2.329 for each share and Pre-Funded Warrant Share and associated June 2024 Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The private placement closed on June 10, 2024. We received gross proceeds of $7,500,000 from the private placement. No placement agent was used in connection with the private placement.

The June 2024 Warrant has a five-year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The June 2024 Warrant and the Pre-Funded Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of the holder upon 61 days’ notice to us.

The June 2024 SPA provides that for a period of three (3) years from the closing of the private placement, Seneca shall be entitled to (i) receive notice of any regular or special meeting of our board of directors at the time such notice is provided to the members of our Board of Directors, (ii) receive copies of any materials delivered to our directors in connection with such meetings and (iii) allow one Seneca representative (who shall be an officer or employee of Seneca) to attend and participate (but not vote) in all such meetings of our Board of Directors. The June 2024 SPA also includes standard representations, warranties, indemnifications, and covenants of our company and V-CO.

The terms of the June 2024 SPA require us to file a registration statement on Form S-3 or other appropriate form registering the shares, the Pre-Funded Warrant Shares and the June 2024 Warrant Shares for resale no later than July 25, 2024 and to use commercially reasonable best efforts to cause such registration statement to be effective by September 8, 2024. We must also use its commercially reasonable efforts to keep such registration statement continuously effective (including by filing a post-effective amendment or a new registration statement if such registration statement expires) for a period of three (3) years after the date of effectiveness of such registration statement, subject to certain limitations specified in the SPA. We have filed with the SEC such registration statement registering the shares and warrants as described herein on Form S-3 (File No. 333-281090) on July 30, 2024 which was subsequently declared effective on August 7, 2024.

Management Services Agreement with V-CO

Also on June 10, 2024, our company, Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (or “AIM”), and V-CO entered into a management services agreement (which we refer to herein as the “MSA”). Pursuant to the MSA, V-CO will provide certain management, consulting, and advisory services to us related to our new strategic marketing and distribution alliance with Rebis.

The term of the MSA commences on the effective date of the agreement and continues until the later of (i) June 10, 2027 or (ii) such time as V-CO has received two (2) times its original investment in the private placement we closed with V-CO. The MSA will automatically renew for additional terms of one (1) year unless any party sooner terminates the agreement in accordance with the terms of the MSA.

During the term of the MSA, V-CO will provide to us and AIM oversight, management consulting and advisory services, including, without limitation: (i) management of general and administrative expenses of the strategic alliance, (ii) advice on strategy of the strategic alliance with a view towards maximizing the revenue and profit generated by the strategic alliance, (iii) searches for additional potential sleep center operators to form strategic alliances with, (iv) making introductions to industry contacts of V-CO and its affiliates (including Seneca) for purposes of expanding the business and opportunities of our company and the strategic alliance, and (v) performing other services as may be reasonably requested from time to time by us and agreed to by V-CO, taking into account the level of compensation for services and other engagements that V-CO and its affiliates may have.

As consideration for such management services, AIM has agreed to pay to V-CO for three (3) years a management fee equal to $37,500 per quarter, payable quarterly in arrears, with a minimum of $25,000 per quarter paid in cash and the remaining up to $12,500 per quarter paid in the form of cash or restricted shares of our Common Stock, as decided by V-CO. The value of such restricted Common Stock, if any, paid as part of the management fee will be calculated based upon the average 5-day closing price of the Common Stock ending as of the end of each applicable quarter (or, if the Common Stock is not then publicly listed, as determined in good faith by our Board of Directors using industry standard valuation metrics).

In addition to the management fee, V-CO will also receive a quarterly cash participation payment from AIM equal to an agreed upon percentage of the net positive cash flow (as determined in accordance with U.S. generally accepted accounting principles) generated by the operations of the strategic alliance and received by VSI pursuant to the strategic alliance. Such participation payment shall accrue and not be paid until our company on a consolidated basis is cash flow positive from operations, as reported in our Securities and Exchange Commission (“SEC”) filings. Such profit participation shall continue to be earned quarterly until the later of such time as (i) V-CO receives an amount equal to two (2) times its investment in the June 2024 private placement; or (ii) or June 10, 2027.

The MSA contains customary covenants regarding confidentiality and indemnification. Under the MSA, V-CO will also assign to AIM or its affiliates V-CO’s entire right, title, and interest in any intellectual property it creates while working for or on behalf of AIM.

September 2024 Registered Direct Offering

On September 18, 2024, we entered into a securities purchase agreement (the “September 2024 SPA”) with certain institutional investors in connection with a registered direct offering (the “September 2024 Offering”), priced at-the-market under Nasdaq Stock Market rules, to purchase 1,363,812 shares of Common Stock at a purchase price of $3.15 per share. No common stock purchase warrants were offered or issued to investors in the September 2024 Offering.

H.C. Wainwright & Co., LLC (“HCW”), pursuant an engagement agreement with us, dated May 2, 2024 and amended on August 2, 2024 (as amended, the “HCW Engagement Agreement”), acted as the exclusive placement agent (the “Placement Agent”) for the September 2024 Offering. Pursuant to the HCW Engagement Agreement, the we have (i) paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the September 2024 Offering, (ii) paid the Placement Agent a management fee of 1.0% of the aggregate gross proceeds of the September 2024 Offering, and (iii) reimbursed the Placement Agent for certain expenses and legal fees.

In addition, we issued to the Placement Agent or its designees (who are among the selling stockholders named herein) warrants (the “September 2024 PA Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of shares sold in the September 2024 Offering) at an exercise price of $3.9375 per share of Common Stock, exercisable beginning upon issuance until five years from the commencement of sales in the September 2024 Offering.

The gross proceeds to us from the September 2024 Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by us. We currently intend to use the net proceeds from the September 2024 Offering for working capital and general corporate purposes.

The shares of the September 2024 Offering were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the September 2024 Offering has been filed with the SEC on September 20, 2024.

The September 2024 SPA contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the September 2024 SPA, we agreed to certain restrictions on the issuance and sale of its shares of Common Stock and securities convertible into shares of Common Stock for a period of 30 days following the closing of the September 2024 Offering. We have also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the September 2024 SPA) until one year following the closing of the September 2024 Offering, subject to certain exceptions.

Adoption of 2024 Omnibus Equity Incentive Plan

Our board of directors and shareholders adopted and approved on November 26, 2024, the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. We anticipate that the 1,600,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of December 31, 2024, we had five non-employee directors, two officers, 110 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of December 31, 2024, awards (in the form of options) for an aggregate of 1,020,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

December 2024 Registered Direct Offering and Private Placement of the December 2024 Warrants

On December 22, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with certain institutional investors (who are the selling stockholders named herein) in connection with a registered direct offering, priced at-the-market under Nasdaq Stock Market rules, to purchase 709,220 shares of Common Stock and, in a concurrent private placement (collectively, with the registered direct offering, the “December 2024 Offering”), warrants (the “December 2024 Warrants”) to purchase up to 709,220 shares of Common Stock (the shares of Common Stock issuable upon exercise of the December 2024 Warrants, the “December 2024 Warrant Shares”). The combined purchase price per share and each of the December 2024 Warrants is $4.935. The December 2024 Warrants are immediately exercisable upon issuance, will expire two years following the issuance date and have an exercise price of $4.81 per share.

We agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC, covering the resale of the December 2024 Warrants Shares within 30 calendar days following the date of the December 2024 SPA and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 90 days following the closing of the December 2024 Offering. We registered the December 2024 Warrant Shares underlying the December 2024 Warrants for public resale pursuant to the registration statement filed on January 31, 2025.

Pursuant to the HCW Engagement Agreement dated May 2, 2024, as amended on August 2, 2024 and December 22, 2024 with us, HCW acted as the Placement Agent for the December 2024 Offering. Pursuant to the HCW Engagement Agreement, we have (i) paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the December 2024 Offering, (ii) paid the Placement Agent a management fee of 1.0% of the aggregate gross proceeds of the December 2024 Offering, and (iii) reimbursed the Placement Agent for certain expenses and legal fees. In addition, upon the exercise of any December 2024 Warrants for cash, we have agreed to (i) pay the Placement Agent a cash fee equal to 7.0% of the aggregate exercise price paid in cash, (ii) pay the Placement Agent a management fee of 1.0% of the aggregate exercise price paid in cash and (iii) issue to the Placement Agent or its designees warrants to purchase shares of Common Stock representing 7% of the shares of Common Stock underlying the December 2024 Purchase Warrants that have been exercised.

We also issued to the Placement Agent or its designees (who are among the selling stockholders named herein) warrants (the “December 2024 PA Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of shares sold in the December 2024 Offering) at an exercise price of $6.1688 per share of Common Stock, exercisable beginning upon issuance until two years following the issuance date.

The gross proceeds to us from the December 2024 Offering were approximately $3.5 million, before deducting the Placement Agent’s fees and other offering expenses payable by us. We are using the net proceeds from the offering for working capital and general corporate purposes.

The shares from the December 2024 Offering were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the Shares was filed on December 26, 2024 with the SEC.

The December 2024 SPA contains customary representations, warranties and agreements of our company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the December 2024 SPA, we agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one year following the closing of the December 2024 Offering, subject to certain exceptions.

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

Risks Related to Our Business and Industry

Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will increase future revenue and earnings.

Our business was formed only in 2016, and therefore there is limited historical data on which to evaluate our company. This is particularly true because our VIP-focused business model only commenced in mid-2018. Furthermore, since the roll out of our VIP-focused business model, we have continued to refine or alter our strategies, including in 2024 to reduce our reliance on VIP enrollment revenue and instead pursue marketing and distribution alliances with, or acquisitions of, sleep clinics and other providers. The 2024 pivot in our business model was accompanied by significant strategic, operational and staffing changes to our business. Therefore, there is very limited and evolving or differing historical operating data on which to evaluate the results of and prospects for our current business model. Moreover, given that our new sales, marketing and distribution model is at its very early stages, it is impossible to know with any certainty whether this new model will increase our revenues or ultimately lead to profitability.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

Since our inception, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2024 and 2023, we reported net losses of $11.1 million and $13.6 million respectively, and negative cash flow from operating activities of $12.7 million and $11.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $104.2 million and ended the period with approximately $6.3 million in cash and cash equivalents. As of December 31, 2024, we had total liabilities of approximately $7.3 million. We anticipate that we will continue to report losses and negative cash flow until we can substantially increase our revenues, which we may be unable to do. There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

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

Additionally, from 2022 and until 2023, we have reduced staff and eliminated or renegotiated certain vendor contracts, strategically reorganized our business and revamped our business model. Further such steps, or even more, may be required before management is satisfied that we are positioned to succeed or even survive, and there is a risk that we will be unable to implement cost-cutting programs effectively.

We previously identified material weaknesses in our internal controls and may identify additional material weaknesses in the future or otherwise fail to operating effectiveness of our review controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

For the year ended December 31, 2023, we began to implement a remediation plan to address the material weakness derived from the deficiencies and errors noted above. While we believe that at December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan described in Item 9A of this Report, we believe the additional review and testing in 2024 can affirmatively declare that the material weakness has been fully remediated as of December 31, 2024.

If a similar material weakness or weaknesses arise in the future, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may be required to again conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. Delays in filing our periodic reports have led and could in the future lead to the loss of our ability to use certain “short form” registration statements (including “shelf” registration statements used for more efficient fundraising).

We expect to derive a substantial portion of our prospective future revenue from sales of our appliances and treatment pursuant to our new strategic alliance and acquisition models, which leaves us reliant on the commercial viability of The Vivos Method and other associated products and services.

Currently, our primary product is The Vivos Method, inclusive of MyoCorrect and our SleepImage HST. Our secondary source of revenue is our clinical training and practice support programs, including Billing Intelligence Services, Airway Intelligence System and AireO2. We expect that sales of the component aspects of The Vivos Method and our services to our VIPs related to the use of such treatments will account for a significant majority of our prospective revenue for the foreseeable future. We currently market and sell our appliances (which are central to The Vivos Method) primarily in the United States and Canada, with a very limited presence in Australia. The Vivos Method is different from current surgical and non-surgical treatments dentofacial abnormalities and/or mild to severe OSA and snoring, therefore we cannot assure you that dentists and sleep clinics in corroboration with physicians will use The Vivos Method or become VIPs or strategic alliance partners, and demand for The Vivos Method may decline or may not increase as quickly as we expect. Also, we cannot assure you that The Vivos Method will compete effectively as a treatment alternative to other more well-known and well-established therapies, such as CPAP, mandibular advancement, or palatal surgical procedures. The Vivos Method currently represents our primary product, and since our VIP program has historically been, but is no longer, our primary means of commercialization, however, we are reliant on the level of recurring sales using The Vivos Method treatment and decreased or lower than expected sales to and maintenance of VIPs or sleep centers would cause us to lose all or substantially all of our revenue.

A material portion of our future revenue is expected to derive from sales of our appliances and other closely related diagnostic and therapeutic services to patients through dentists and other medical professionals, who are part of Dental Service Organization (DSO) we may form and other Medical Service Organization (MSO) which leaves us reliant on our ability to establish, staff, and operate such operations successfully across diverse and geographically dispersed markets.

We believe that The Vivos Method is the first commercially available treatment based on our proprietary technology for the treatment of dentofacial abnormalities and/or mild to severe OSA. Our success depends both on the sufficient acceptance and adoption by the medical/dental community of The Vivos Method as a non-invasive treatment for the treatment of dentofacial abnormalities and/or mild to severe OSA. Currently, a relatively limited number of dentists and other medical clinicians provide treatment with The Vivos Method. We cannot predict how quickly, if at all, the medical/dental community will accept The Vivos Method, or, if accepted, the extent of its use. For us to be successful:

●	our dentist customers and referring physicians must believe that The Vivos Method offers meaningful clinical and economic benefits for the treating provider and for the patient as compared to the other surgical and non-surgical procedures or devices currently being used to treat individuals with dentofacial abnormalities and/or mild to severe OSA and referring physicians must write a prescription for the use of a Class II Vivos appliance; and

●	our dentist customers must believe patients will pay for The Vivos Method out-of-pocket, and patients must believe that paying out-of-pocket for treatment in The Vivos Method is the best alternative to either doing nothing or entering into another treatment option.

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

Our limited history of sales of The Vivos Method, together with our history of losses, make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. Our valuation and the price of our securities will likely fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	our inability to attract demand for and obtain acceptance of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to severe OSA and snoring by both medical professionals and their patients;

●	the success of alternative therapies and surgical procedures to treat individuals, and the possible future introduction of new products and treatments;

●	our ability to design, implement and as necessary modifying product pricing programs for existing VIPs;

●	the expansion and rate of success of our marketing and advertising efforts to both consumers and dentists as well as other medical professionals, and the rate of success of our direct sales force in the United States and internationally;

●	Failure of third-party contract manufacturers to deliver products or provide services in a cost effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future clinical studies, and the possibility that the results of any future study may be adverse to our product and services, or reveal some heretofore unknown risk to patients from treatment in The Vivos Method; the failure by us to make professional presentation and publication of positive outcomes data from these clinical studies, and the increased adoption of The Vivos Method by dentists as a result of the data from these clinical studies;

●	actions relating to ongoing FDA compliance;

●	the size and timing of orders from dentists and independent distributors;

●	our ability to obtain reimbursement for The Vivos Method (i.e., billable oral appliances and orofacial myofunctional therapy) in the future from third-party healthcare insurers;

●	the willingness of patients to pay out-of-pocket for treatment in The Vivos Method in the absence of reimbursement from third-party healthcare insurers, for; decisions by one or more commercial health insurance companies to preclude, deny, limit, reduce, eliminate, or curtain reimbursement for treatment in whole or part by The Vivos Method;

●	unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;

●	the effects of global or local pandemics or epidemics and governmental responses, such as COVID-19;

●	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing treatments for mild to severe OSA, as well as seasonal fluctuations resulting from adverse weather conditions, earthquakes, floods or other acts of nature in certain areas or regions that result in power outages, transportation interruptions, damages to one or more of our facilities, food shortages, or other events which may cause a temporary or long-term disruption in patient priorities, finances, or other matters; and

●	general economic conditions as well as those specific to our customers and markets.

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

Our products and third-party contract manufacturing activities are subject to extensive governmental regulation that could prevent us from manufacturing or obtaining Vivos appliances or introducing new and/or improved products in the United States or internationally.

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

Our products are currently recommended only by a relatively small minority of medical sleep specialists, who are integral to the diagnosis and treatment of sleep breathing disorders.

The majority of patients being treated today for OSA, domestically and internationally, are initially referred to pulmonologists or other sleep specialists by their primary care physicians. Pulmonologists or other sleep specialists typically administer a polysomnogram, or overnight sleep study, to diagnose the presence and severity of OSA. If an individual is diagnosed with OSA by a qualified medical doctor, CPAP is typically prescribed as the therapy of choice. Although we offer The Vivos Method through our VIPs and strategic alliances, our domestic sales organization does not generally call on sleep specialists or third-party sleep centers to sell The Vivos Method, and we do not believe that most qualified sleep specialists today would recommend The Vivos Method to their patients with mild to severe OSA. We cannot predict the extent to which medical doctors will, in the future, endorse or recommend our protocol to their patients, even for those who are unwilling or unable to comply with other alternative therapies.

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

Healthcare providers (including our VIPs and strategic alliances), physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation of The Vivos Method. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

The misuse or off-label use of The Vivos Method or other Vivos products and services could result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

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

We have engaged in and will continue to pursue acquisitions of medical or dental practices or complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

We have engaged in and will continue to pursue acquisitions of medical or dental practices or other complementary businesses or assets as well as licenses of technology to, among other things, expand the our marketing and distribution model and the scope of products and services we provide. For example, in February 2023, acquired certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. Moreover, the acquisition of medical or dental practice implicates complicated healthcare laws which will need to be navigated. The acquisition and integration of another business or technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating an acquired business or technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

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

To expand our marketing and distribution model, achieve increased revenue levels, complete clinical studies and develop future products, we believe that we will be required to periodically expand our operations, particularly in the areas of sales and marketing, clinical research, reimbursement, research and development, manufacturing and quality assurance. As we expand our operations in these areas, management will face new and increased responsibilities. To accommodate any growth and compete effectively, we must continue to upgrade and improve our information systems, as well as our procedures and controls across our business, and expand, train, motivate and manage our work force. Our future success will depend significantly on the ability of our current and future management to operate effectively. Our personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws with respect to our activities outside the United States.

We distribute our products to locations within and outside the United States and Canada. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. As we expect to expand our international operations in the future, we will become increasingly subjected to these laws and regulations. We cannot assure you that we will be successful in preventing our agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows

Risks Related to Our Products and Regulation

We depend in large part on The Vivos Method technology, and the loss of regulatory approval or access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

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

We are subject to regular inspection and market surveillance by the FDA to determine compliance with regulatory requirements..

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

Under our alliance marketing and distribution model, our M&A Group, or formerly known as our Medical Integration Division, which will seek to acquire or create alliances with healthcare providers, may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

Our M&A Group, or formerly known as the MID, was launched in 2020 to assist VIP practices in establishing clinical collaboration ties to local primary care physicians, sleep specialists, ENTs, pediatricians and other healthcare professionals who routinely see or treat patients with sleep and breathing disorders. Historically, the primary objective of our MID was to promote The Vivos Method to the medical profession and thus facilitate more patients being able to receive a treatment with The Vivos Method. With the change in business model to focus on alliance marketing and distribution of Vivos products through sleep centers, the M&A Group has shifted focus to identifying and closing strategic alliances with sleep clinics. There is a risk that our M&A Group may implicate legal or regulatory compliance issues that may arise in the course of our activities, including various Federal healthcare statutes such as the Stark and anti-kickback laws as well as state-by-state regulations pertaining to inter-disciplinary ownership of professional corporations or other legal entities. We have conducted research, including obtaining advice from outside legal counsel, regarding the implications of these laws and regulations to the M&A Group and believe M&A Group’s operations will be in compliance with or will not implicate these laws and regulations. However, there is a risk that such laws and regulations (or similar laws and regulations adopted in the future) might be interpreted, reinterpreted, or modified in the future in such a way so as to impede or prevent us from continuing our M&A Group, which could leave us subject to regulatory scrutiny and sanction. No advice of counsel has been obtained with respect any potential operations of the M&A Group in Canada.

Risks Related to Our Securities Generally

The market for our common stock is relatively new and may not develop to provide investors with adequate liquidity.

We conducted our initial public offering in December 2020, and a follow-on offering in May 2021. Therefore, the market for our common stock is relatively new, and has experienced periods of inactivity as well as significant volatility. We cannot assure you that an orderly and liquid trading market will be maintained. You may not be able to sell your common stock quickly or at the market price if trading in our securities is not active.

The market price of our common stock has been and may continue to be highly volatile, and you could lose all or part of your investment

The market price of our common stock has been, and is likely in the future to be, volatile (which we define the frequency and magnitude of movements in the market price for our common stock). As we believe is typical for smaller public companies, particularly those who operate in our industry, our common stock prices have been volatile around the times we announce significant news to the marketplace or when we conduct financings. For example, in late November 2023, we announced that our C.A.R.E. appliances were cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed. This announcement was followed by an over 800% increase in the price of our common stock with over 46 million shares of common stock traded on November 29, 2023. There is a significant risk that this level of upward market volatility will not be sustained, and downward volatility in our public stock price could lead to investment losses by our stockholders. It is important to note that market volatility is not something over which we have direct control.

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

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the minimum stockholders’ equity requirement (the “Equity Rule”), which plan includes raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. These conditions include providing an update as to our plan to regain compliance with the Equity Rule as well as demonstrating compliance by March 19, 2024. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. On May 6, 2024, we received written notice from the Nasdaq staff indicating that the Company had regained compliance with the Equity Rule.

On May 16, 2024, we received a further written notice from Nasdaq indicating that, as of March 31, 2024, we failed to comply with the Equity Requirement. On June 25, 2024, we reported in a Current Report on Form 8-K that we believed we had stockholders’ equity of at least $2.5 million as of the date of the filing of such report as a result of our closing of a $7.5 million equity private placement on June 10, 2024.

On June 27, 2024, we met with the Panel to discuss our past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of its securities on Nasdaq.

On July 5, 2024, we were notified that the Panel had granted our request for continued listing on Nasdaq, subject to our filing of the Form 10-Q for the quarter ended June 30, 2024, with the Securities and Exchange Commission by August 15, 2024, evidencing our compliance with the Equity Requirement.

We are working diligently to ensure continued compliance with the Equity Requirement, including exploring potential additional equity capital financing or financings to stay above the minimum threshold of the Equity Requirement. We anticipate that our new strategic marketing and distribution alliance will also positively impact our revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that we will be unable to raise sufficient capital or generate sufficient revenue or positive operating results to maintain compliance with the Equity Requirement. If we fail to achieve ongoing compliance and our common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on our stock price, the ability of its stockholders to buy or sell their common stock, our ability to raise capital and on our reputation, all of which could make it significantly more difficult to operate.

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

Activist investors and other stockholders who disagree with our management may attempt to effect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Some investors (commonly known as “activist investors”) seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our board of directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of our business strategies. In addition, perceived uncertainties as to our future direction that can arise from potential changes to the composition of our board of directors sought by activists may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers or other partners, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could divert our management’s attention from our business or cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, all of which could have a material adverse effect on our company.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering (which occurred in December 2020); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We utilize a seasoned and mature artificial intelligence-based security system that learns and monitors the actions of individuals that have access to our networks and systems, including location of access (notably from international locations), email, and SAAS platforms that we do not host. The system not only protects based off of the specific rules implemented, it also takes action based on user activity (including remote access to our systems by our employees) that is outside their normal behavior pattern. Additionally, our employees go through cybersecurity awareness training as part of their onboarding procedures.

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

Item 2. Properties.

We lease approximately 8,253 rentable square feet of office space from an unaffiliated third party for our corporate office located at 7921 Southpark Plaza, Suite 210, Littleton, Colorado. This lease expires in November 2027. Terms of the office lease currently provide for a base rent payment of $16,506 per month. We also lease 3,643 rentable square feet of space from an unaffiliated third party for our Vivos Center located at 9135 Ridgeline Boulevard, Highlands Ranch, Colorado. This lease expires in January 2029. Terms of the office provide for a base rent payment of $5,465 per month and a share of the building’s operating expenses such as taxes and maintenance of $3,273 per month. Effective May 20, 2019, we entered into a lease at 7001 Tower Road, Denver, Colorado for 14,732 rentable square feet for the Vivos Institute and amended the lease effective March 11, 2022 to increase the premises by 9,129 rentable square feet for a total of 23,861 rentable square feet. This facility was built primarily as a training facility where providers are trained. We believe that these facilities are adequate for our current and near-term future needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of our outstanding pending litigation matters. Litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business.

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believe such statements have interfered with its business relationship and contract with Benco, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint seeks permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain.

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing the suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated, and the case was remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District of Colorado. On February 14, 2024, the District Court of Colorado issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court of Colorado order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, we filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on March 19, 2024. Our reply in support of the motion to dismiss was filed on March 26, 2024. On March 20, 2024, the Court ordered that our motion to dismiss for lack of jurisdiction would be referred to the panel of judges to be assigned to the appeal, and that no ruling on the motion to dismiss would be issued at that time. Ortho-Tain filed its opening brief on April 29, 2024. We filed an Answer Brief on May 29, 2024. Ortho-Tain filed its response brief on June 20, 2024. On October 31, 2024, the Tenth Circuit ordered additional briefing on two discrete issues and that briefing was filed on November 21, 2024. Oral Argument is scheduled for March 18, 2025.

On July 22, 2020, Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against the Company, our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addresses the same events as the suit we filed against Ortho-Tain in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleges violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental.

Ortho-Tain also alleges that the actions of the defendants diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain further alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe they lack merit and believe Ortho-Tain will be unable to establish actionable damages.

On September 9, 2020, we moved to dismiss the claims against it in the Illinois Ortho-Tain Case. On October 23, 2020, we filed a motion requesting, in the alternative, that if the case is not dismissed, it be transferred to the Colorado action described above or stayed. On May 14, 2021, the United States District Judge entered an order granting our motion to stay this case pending the outcome of a substantially similar, first-filed suit by us is pending in the United States District Court. In light of the stay, the District Court denied, without prejudice, our pending motion to dismiss. On March 2, 2023, the District Court lifted the stay.

The Defendants renewed their motions to dismiss. On August 23, 2024, the District Court of Colorado issued its order partially granting the motions to dismiss, including dismissing Defendants Benco Dental Supply Co. and Dr. Mark Musso. Ortho-Tain subsequently sought leave to amend its Complaint to try and address the deficiencies identified by the District Court of Colorado in its August 23, 2024 order. The Defendants opposed the Motion for Leave to Amend, and, on October 9, 2024, the District Court of Colorado held a hearing to address the Motion for Leave to Amend. The District Court of Colorado denied Plaintiff’s Motion for Leave to File an Amended Complaint without Prejudice.

The Parties submitted a Joint Discovery Plan to the District Court on October 21, 2024. On October 22, 2024, the District Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date, which the parties completed. The parties provided a status report to the court on January 6, 2025 and February 24, 2025. The District Court set a deadline of May 16, 2025 to amend pleadings and July 30, 2025 to complete fact discovery.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “VVOS”. On March 28, 2025, the last reported sale price of the shares of our common stock as reported on NASDAQ was $3.11 per share.

Holders of Record

On March 31, 2025, we had approximately 8,150 stockholders of record. On March 31, 2025, there were 5,889,520 shares of our common stock issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

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

On February 25, 2022 we issued 11,600 stock options to certain employees and officers with an exercise price of $81.75 per share, one-fifth vested on the date of grant, and one-fifth vests annually through February 25, 2026. Additionally, we issued warrants to purchase 3,200 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $81.75 per share, vesting monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On May 12, 2022, we issued 10,600 stock options to certain employees and officers with an exercise price of $32.25 per share, one-fifth vested on the date of grant, and one-fifth vests annually through May 12, 2027. Additionally, we issued warrants to purchase 5,200 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $32.25 per share. 1,600 of these warrants vested immediately upon issuance, 2,400 of these warrants vest monthly over a six month term and 1,200 of these warrants vest monthly over one year term of the agreement. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On July 8, 2022, we issued 600 stock options to a certain employee with an exercise price of $36.25 per share, one-fifth vested on the date of grant, and one-fifth vests annually through July 8, 2027.

On December 23, 2022,we issued 56,167 stock options to certain employees and officers with an exercise price of $12.00 per share, 31,500 of these options vested one-fifth on the date of grant, and one-fifth vests annually through December 23, 2026, 6,400 of these options vested 50% on the date of grant, and 25% vest on March 23, 2023, and the remaining 25% vest on June 23, 2023, and 18,267 of these options vested immediately upon issuance. Additionally, we issued warrants to purchase 34,000 shares of the Company’s common stock to certain consultants for sales consulting services with an exercise price of $12.00 per share. 22,300 of these warrants vested immediately upon issuance, 1,100 of these warrants vest quarterly over one year term, 4,600 of these warrants vest quarterly over two year term of the agreement, 2,000 of these warrants vest annually over two year term, and 4,000 of these warrants exercisable upon the achievement of pre-determined performance metrics. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On January 9, 2023, we closed a private placement (the “Private Placement”) pursuant to which we agreed to sell up to an aggregate of $8,000,000 of securities of the Company of units. Each unit consists of one share of the Company’s common stock, $0.0001 par value (or a pre-funded warrant to purchase one share of Common Stock) (the “Pre-Funded Warrants”) and one warrant exercisable for one share Common Stock (the “Common Stock Purchase Warrants” and together with the Pre-Funded Warrants, the “Warrants”). No actual units will be issued in the Private Placement.

Pursuant to the Purchase Agreement, we agreed to issue and sell in the Private Placement 80,000 Shares, Pre-Funded Warrants to purchase up to an aggregate of 186,666 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 266,667 shares of Common Stock (collectively with the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants, the “Warrant Shares”). The purchase price per Share and associated Common Stock Purchase Warrant was $30.00, and the purchase price per Pre-Funded Warrant and associated Common Stock Purchase Warrant was $29.9998.

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

On November 2, 2023, we closed a private placement (the “November 2023 Private Placement”) with an institutional investor pursuant to which we sold an aggregate of $4,000,003 of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock at an exercise price of $0.0001 per share, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant (the “Series B Warrant”) to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share.

On February 14, 2024, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant issued in November 2023 at a reduced exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to us of approximately $4.0 million. The resale of the shares of Common Stock underlying the Series B Warrant has been registered pursuant to a Registration Statement on Form S-1 (File No. 333-275726), which became effective with the SEC on December 1, 2023.

Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, we agreed to issue to the investor the two Inducement Warrants in a new private placement transaction. The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant. The Inducement Transaction closed on February 20, 2024.

On June 10, 2024, we entered into a securities purchase agreement (the “June 2024 SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of Seneca, a leading independent private equity firm.

Pursuant to the June 2024 SPA, we sold to V-CO in a private placement offering: (i) 169,498 shares of our Common Stock, (ii) a pre-funded warrant (which we refer to herein as the Pre-Funded Warrant) to purchase 3,050,768 shares of Common Stock (which we refer to herein as the Pre-Funded Warrant Shares), and (iii) a Common Stock Purchase Warrant (which we refer to as the June 2024 Warrant) to purchase up to 3,220,266 shares of Common Stock (which we refer to herein as the June 2024 Warrant Shares). V-CO paid a purchase price of $2.329 for each share and Pre-Funded Warrant Share and associated June 2024 Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The private placement closed on June 10, 2024. We received gross proceeds of $7,500,000 from the private placement. No placement agent was used in connection with the private placement.

The June 2024 Warrant has a five-year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The June 2024 Warrant and the Pre-Funded Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of the holder upon 61 days’ notice to us.

On June 20, 2024, we issued 85,000 stock options to certain employees and officers with an exercise price of $2.38 per share, 17,000 of these options vested one-fifth on the date of grant, and one-fifth vests annually through June, 20, 2028. Additionally, we issued 20,000 stock options to board members with an exercise price of $2.38 per share, 10,000 of these options vested 50% on the date of grant, and 25% vest on September 30, 2024, and the remaining 25% vest on December 31, 2024. Lastly, we issued warrants to purchase 4,000 shares of the Company’s common stock to a certain consultant for business developments services with an exercise price of $2.38 per share, these warrants vested immediately upon issuance. These warrants may be exercised only for cash, and the exercise price is subject to customary, stock-based anti-dilution protection.

On September 7, 2024 (the “Grant Date”), we granted 1,020,487 stock options, to certain employees, consultants and officers with an exercise price of $2.64 per share, such grant was made under but subject to stockholder approval of the Company’s 2024 Omnibus Equity Incentive Plan and such grant at our 2024 Annual Meeting. Such meeting was held, and such stockholder approval was obtained, on November 26, 2024. Stock options shall vest and become exercisable in three installments on the first, second and third anniversaries of the Date of Grant subject to achievement of the following three performance metrics: (1) quarter over quarter revenue growth of at least 15% over the same prior year quarter, (2) total stockholder return from date of grant of 3X or greater, and (3) positive cash flow for two consecutive quarters.

On September 18, 2024, we entered into a securities purchase agreement (the “September 2024 SPA”) with certain institutional investors in connection with a registered direct offering (the “September 2024 Offering”), priced at-the-market under Nasdaq Stock Market rules, to purchase 1,363,812 shares of Common Stock at a purchase price of $3.15 per share. No common stock purchase warrants were offered or issued to investors in the September 2024 Offering.

On December 22, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with certain institutional investors (who are the selling stockholders named herein) in connection with a registered direct offering, priced at-the-market under Nasdaq Stock Market rules, to purchase 709,220 shares of Common Stock and, in a concurrent private placement (collectively, with the registered direct offering, the “December 2024 Offering”), warrants (the “December 2024 Warrants”) to purchase up to 709,220 shares of Common Stock (the shares of Common Stock issuable upon exercise of the December 2024 Warrants, the “December 2024 Warrant Shares”). The combined purchase price per share and each of the December 2024 Warrants is $4.935. The December 2024 Warrants are immediately exercisable upon issuance, will expire two years following the issuance date and have an exercise price of $4.81 per share

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the outstanding number of awards granted under the 2017 Plan, the 2019 Plan and the 2024 Omnibus Plan as of December 31, 2024.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	53,333	$—	—
2019 Plan (2)	174,380	$—	—
2024 Omnibus Plan (3)	1,600,000	$—	579,513
Total	1,827,713	$57.35	579,513

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,380 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan. A total of 287 shares remaining for issuance in the 2019 Plan were retired with the approval and adoption of the 2024 Omnibus Plan.

(3)	The 2024 Omnibus Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,600,00 shares for issuance under the 2024 Omnibus Plan.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Nearly 58,000 patients have been treated to date worldwide with our entire current suite of products by more than 2,000 trained dentists.

See Note 1 to the accompanying financial statements for additional background information on our Company and current product and service offerings.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

VIP Enrollments (Service Revenue). Enrolling dental practices as VIPs has historically been the first step in our ability to generate new revenue. As part of the VIP enrollment fee, we enter into a service contract with VIPs under which they receive training on the use of the Vivos treatment modalities. VIPs have the ability to start generating revenue for us and themselves after this training. To entice dentists to enroll as VIPs, we have worked with different marketing programs (which we generally call a “discovery track”) with respect to the payment of VIPs enrollment fee, including discounts and payment plans. Once VIPs execute their VIP enrollment agreement, the discovery track allows the VIP 45 to 60 days to obtain financing and pay the enrollment fee. Ongoing support and additional training is provided throughout the year under the services contract, which includes access to our proprietary Airway Intelligence Services, which provides the VIP with resources to help simplify the sleep apnea diagnostic and Vivos treatment planning process.

In addition to enrollment service revenue, we offer additional services, such as our Billing Intelligence Services offering, and MyoCorrect orofacial myofunctional therapy services, which was introduced in April 2021. Revenue for these services is recognized as our performance obligations are satisfied in accordance with ASC 606.

Because of our 2024 marketing and distribution business model pivot, we have become more focused on engaging in strategic collaborations or acquisitions to market the benefits of the Vivos treatment modalities to dentists and other medical providers, including our cooperative relationships with various medical providers to deliver diagnostic and medical consultation services to people across North America who suffer from OSA. As such, while we will continue to recognize some VIP enrollment revenue going forward, such revenue will become increasing less important to us.

We recognize revenue on VIP enrollments once the contract is executed, payment is received, and as our performance obligations are satisfied in accordance with ASC 606.

Product Sales Revenue. Vivos treatment case starts is paramount, as case starts lead to appliance orders and related revenue. Once a provider is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. The slow acceptance rate Vivos appliances with providers lead Vivos to consider other business models including the alliance marketing and distribution model announced in 2024 to sell additional product. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a concentration of active VIPs who regularly start new Vivos Method treatment cases. Approximately 36% of our VIPs initiated a new case as of December 31, 2024. As noted, we believe that reducing our reliance on VIPs and increasing the number of strategic marketing and distribution alliances (or acquiring medical or dental practices) will provide us with a better opportunity to drive appliance sales going forward.

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

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure and/or myofunctional therapy, as needed) and has an FDA clearance intended to reduce nighttime snoring and to treat moderate and severe obstructive sleep apnea in children, 6- 17 years of age who are diagnosed with snoring and/or moderate or severe obstructive sleep apnea and need orthodontic treatment. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized, and enrollment began in 2024. Late 2024, our clinical study conducted in collaboration with Stanford University and evaluating the DNA and CPAP for the treatment of OSA, was placed on hold by Stanford University. The decision to pause the study was made due to low recruitment into the study.

We are actively working with Stanford University to address the concerns that led to the hold and has continued engaged discussions with the university. While we believe these efforts will facilitate the resumption of the study, there can be no assurance that the hold will be lifted in a timely manner, or at all. Any delay or failure to resolve the issues could impact the development timeline and future prospects for the study. We remain committed to the highest standards of patient safety, scientific integrity, and regulatory compliance and will provide updates as material developments occur. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

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

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2024.

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

News of this lawsuit quickly spread throughout the country, and particularly within the dental and orthodontic communities. Within days, rumors and wildly untrue statements were published on social media platforms and elsewhere that began to associate and confuse Vivos appliances with the AGGA. Vivos management immediately responded to correct any misinformation and to set the record straight.

Vivos was not named in the lawsuit, nor was our device implicated in creating the tooth displacement and other concerns that gave rise to the lawsuit. To our knowledge, in approximately 58,000 patients treated, Vivos oral appliances have never caused the loss of even a single tooth, and we have never been sued over a patient complaint or safety issue. Vivos has never had any association or affiliation with the AGGA device or its promoters, nor have we ever endorsed these kind of counterfeit fixed oral appliances that make unproven and unsubstantiated claims.

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

Our core product is The Vivos Method, not any one single device. We believe this is a key distinguishing factor for our approach. The Vivos Method involves far more than just our oral appliances. It begins with proper and thorough diagnosis and ends with a customized multidisciplinary treatment plan that likely incorporates one or more of several treatment modalities, including oral myofunctional therapy, SOT chiropractic, physical therapy, laser therapy, nutritional counseling, CPAP, mandibular advancement, C.A.R.E. device therapy, and more. The Vivos Method is thus a fully integrated end-to-end diagnostic, training, and treatment platform that can adapt to the needs of virtually any and every breathing disordered sleep patient.

Unfortunately, and despite our best efforts to distance ourselves and our products from the AGGA device, the entire matter generated a certain amount of confusion and fear amongst both existing VIP dentists and other non-affiliated dentist prospects. Thus, new provider enrollments and sales of Vivos appliances in the third quarter decreased as word spread in 2023. By the latter part of June 2024, we began to see a partial rebound in both new enrollments and appliance sales. Nevertheless, certain Vivos-trained providers remain very cautious and are being far more selective in their cases, which has continued to impact appliance sales through the end of the third quarter.

We believe that this is a short-term phenomenon and should not be a long-term hindrance to new case starts, but the full impact of this phenomenon is hard to predict.

Inflation. The U.S. has been experiencing a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products in 2022 and will be revisited in 2025. The full impact of such price adjustments on sales or demand for our products is not fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

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

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the minimum stockholders’ equity requirement (the “Equity Rule”), which plan includes raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. These conditions include providing an update as to our plan to regain compliance with the Equity Rule as well as demonstrating compliance by March 19, 2024. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. On May 6, 2024, we received written notice from the Nasdaq staff indicating that the Company had regained compliance with the Equity Rule.

On May 16, 2024, we received a further written notice from Nasdaq indicating that, as of March 31, 2024, we failed to comply with the Equity Requirement. On June 25, 2024, we reported in a Current Report on Form 8-K that it believed it had stockholders’ equity of at least $2.5 million as of the date of the filing of such report as a result of our closing of a $7.5 million equity private placement on June 10, 2024.

On June 27, 2024, we met with the Panel to discuss our past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of its securities on Nasdaq.

On July 5, 2024, we were notified that the Panel had granted our request for continued listing on Nasdaq, subject to our filing of the Form 10-Q for the quarter ended June 30, 2024, with the Securities and Exchange Commission by August 15, 2024, evidencing our compliance with the Equity Requirement. We made such filing in a timely manner.

We are working diligently to ensure our continued compliance with the Equity Requirement, including exploring a potential additional equity capital financing or financings to stay above the minimum threshold of the Equity Requirement. We anticipate that our new strategic marketing and distribution alliance model will also positively impact our revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that we will be unable to raise sufficient capital or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If we fail to achieve ongoing compliance and its common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on our stock price, the ability of our stockholders to buy or sell their common stock, our ability to raise capital and on our reputation, all of which could make it significantly more difficult to operate.

Key Components of Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or to the sleep clinic, through our new strategic alliance model, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

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

Other income. Other income relates to the excess warrant fair value and change in fair value of warrant liability.

Results of Operations

Comparison of Years ended December 31, 2024 and 2023

Our consolidated statements of operations for the years ended December 31, 2024 and 2023 are presented below (dollars in thousands):

	2024	2023	Change

Revenue
Product revenue	$7,874	$6,270	$1,604
Service revenue	7,157	7,531	(374)
Total revenue	15,031	13,801	1,230

Cost of sales (exclusive of depreciation and amortization shown separately below)	6,012	5,530	482
Gross profit	9,019	8,271	748
Gross profit %	60%	60%

Operating expenses
General and administrative	17,878	22,479	(4,601)
Sales and marketing	1,731	2,467	(736)
Depreciation and amortization	581	621	(40)

Operating loss	(11,171)	(17,296)	6,125

Non-operating income (expense)
Other expense	(110)	(212)	102
Excess warrant fair value	-	(6,453)	6,453
Change in fair value of warrant liability, net of issuance costs of $645	-	10,231	(10,231)
Other income	145	147	(2)

Net loss	$(11,136)	$(13,583)	$2,447

Revenue

Revenue increased approximately $1.2 million, or 9%, to approximately $15.0 million for the year ended December 31, 2024 compared to $13.8 million for the year ended December 31, 2023. Revenue during the year ended December 31,2024 was impacted by an increase of approximately $1.6 million in product revenue, coupled with a decrease of approximately $0.4 million in service revenue. The increase in product revenue is attributable to an increase of approximately $2.1 million in Guide sales to VIPs, followed by a decrease of approximately $0.5 million in C.A.R.E. appliance sales to VIPs. Additionally, we had a decrease in service revenue of approximately $1.4 million in our VIP enrollment revenue, and a decrease of approximately $0.3 million from Myofunctional revenue. This was offset by an increase of approximately $1.3 million in sponsorship, conference and training related revenue. BIS revenue decreased by $0.1 million to approximately $0.8 million, which was offset by an increase of $0.1 million from sleep testing services to approximately $1.3 million for the year ended December 31, 2024.

During the year ended December 31, 2024, we enrolled 112 VIPs and recognized VIP enrollment revenue of approximately $2.5 million, a decrease of approximately 37% in enrollment revenue, compared to the year ended December 31, 2023, when we enrolled 150 VIPs for a total of approximately $3.9 million. Service revenue decrease in 2024 was due to changes to key inputs in our revenue recognition methodology, primarily estimated customer lives. As part of our annual process, the estimated customer lives are calculated separately for each year and was estimated to be 27 months in 2024, an increase of 17%, compared to 23 months in 2023, and an increase of 50% when compared to 18 months in 2022. Estimated customer lives impacts the amortization of revenue to be spread over a longer period of time, thus decreasing the revenue that is recognized over the same period when compared to December 31, 2023. Although such adjustment to customer lives negatively impacts our revenue recognition, increasing estimated customer lives results in customers staying active for a longer period of time, thus increasing our customer retention year-over-year. Additionally, our revenue was lowered by a sales strategy shift and focus toward sleep center affiliations, coupled with lower enrollments in late 2023 and all of 2024, which resulted in lower service revenue for the year ended December 31, 2024. This was offset by a higher incidence of breakage in contracts, which accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $1.7 million in revenue was attributable to breakage during the year December 31, 2024, when compared to approximately $0.7 million during the year ended December 31, 2023.

For the year ended December 31, 2024, we sold 16,182 oral appliance arches and guides for a total of approximately $7.9 million, a 26% increase in revenue from the year ended December 31, 2023, when we sold 8,240 oral appliance arches and guides for a total of approximately $6.3 million. The increase is directly attributable to a 71% decrease in discounts offered during the same period, with less than $0.2 million in discounts offered during the year ended December 31, 2024 when compared to approximately $0.7 million of discounts offered during the year ended December 31, 2023, coupled with an increase in Guide sales, which are lower revenue generating products when compared to Vivos appliances.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.5 million, or 9%, to approximately $6.0 million for the year ended December 31, 2024, compared to approximately $5.5 million for the year ended December 31, 2023. This was primarily due to $1.2 million in higher costs directly related to an increase in lab fees from our primary vendors, offset by a decrease of less than $0.3 million related to lower costs associated with the ring lease program and a decrease of slightly over $0.3 million in VIP training, and a decrease of approximately $0.1 million for inventory obsolescence expense.

For the year ended December 31, 2024, gross profit increased by approximately $0.7 million to $9 million. This increase was attributable to an increase in revenue of approximately $1.2 million offset by an increase in cost of sales of approximately $0.5 million. Gross margin remained constant at 60% for the year ended December 31, 2024, compared year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses decreased approximately $4.6 million, or approximately 20%, to approximately $17.9 million for the year ended December 31, 2024, as compared to $22.5 million for the year ended December 31, 2023. The primary driver of this decrease was a change in personnel and related compensation of approximately $1.7 million, including salaries and benefits, paid time off, stock-based compensation, and other employee-related expenses, as a result of reduction in force and less stock options vested during the year, as a result of the reduction in force implemented beginning with the second and third quarters of 2023 and into the year ended December 31, 2024. Other reasons for the decrease in general and administrative expenses include a decrease of approximately $1.8 million in professional fees, including consulting and legal fees. A decrease of approximately $0.4 million related to travel, meals and entertainment, a decrease of approximately $0.3 million related to insurance, a decrease of approximately $0.2 million related to change in the allowance for credit losses, and a decrease of approximately $0.2 million in infrastructure expenses such as communications, development and customization.

Sales and Marketing

Sales and marketing expense decreased by $0.7 million to approximately $1.7 million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023. This decrease was primarily driven by a $0.4 million decrease in commissions, as well as a $0.3 million decrease related to a reduction in website development, materials and product samples as well as print media and marketing supplies, including conventions and tradeshow expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.6 million for the years ended December 31, 2024 and 2023. Depreciation and amortization remained constant during the period due to an immaterial amount of depreciable assets placed into service.

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

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $11.1 and $13.6 million for the years ended December 31, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $104.2 million as of December 31, 2024.

Net cash used in operating activities amounted to approximately $12.7 and $11.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had total liabilities of approximately $7.3 million as compared with $10.3 million as of December 31, 2023.

As of December 31, 2024, we had approximately $6.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in the year ended December 31, 2023 or in 2024 as anticipated, as our product offerings and distribution strategies continue to be improved and refined. As such, we have raised equity capital in late 2023 and throughout 2024 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. We expect that our new sales and marketing alliance with Rebis (and similar alliances or acquisitions of sleep centers or other providers we may undertake) have the potential to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, there can be no assurances that this new model will have effects we anticipate, and our relatively low cash on hand could lead us to again requiring additional funding. There is a risk that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that if our new model does not result in the patient volume and financial results within the expected timelines, we may also be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Net cash provided by (used in):
Operating activities	$(12,691)	$(11,946)
Investing activities	(568)	(853)
Financing activities	17,876	10,923

Net cash used in operating activities of approximately $12.7 million for the year ended December 31, 2024 is an increase of approximately $0.7 million compared to net cash used in operating activities of approximately $11.9 million for the year ended December 31, 2023. This increase is due primarily to a decrease of approximately $1.8 million in accounts payable, decrease of approximately $0.5 million in accrued expenses, a decrease of approximately $1.2 million for the employee retention credit liability which was not present in 2024, a decrease in accounts receivable of approximately $0.4 million offset by the decrease in the allowance for doubtful accounts, an decrease in prepaids of approximately $1.0 million, and a decrease in fair value of common stock and warrants issued for services of approximately $0.7 million. This was offset by a decrease in our net loss of approximately $2.5 million, a favorable net change in the fair value of warrant liability of approximately $10.2 million, offset by day-one non-operating warrant expense of approximately $6.5 million.

For the year ended December 31, 2024, net cash used in investing activities consisted of capital expenditures for software of $0.6 million related to the development of software for internal use, expected to be placed in service in 2025. This compares to net cash used in investing activities for the year ended December 31, 2023 of $0.9 million due to capital expenditures for internally developed software, as well as a purchase of a patent portfolio in February 2023.

Net cash provided by financing activities of $17.9 million for the years ended December 31, 2024, is attributable to proceeds of $19.2 million from the issuance of Common Stock and Warrants, net of approximately $1.4 million of professional fees and other issuance costs, in our February warrant inducement, as well as the June, September and December private placements. This compares to net cash used in investing financing for the year ended December 31, 2023 of $10.9 million, attributable to gross proceeds of $12.0 million from the issuance of Common Stock, net of approximately $1.1 million of professional fees and other issuance costs, from our private placement in January and November 2023.

Critical Accounting Policies Involving Management Estimates and Assumptions

Basis of Presentation and Consolidation

Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC, Vivos Del Mar Management, LLC, Vivos Modesto Management, LLC, Vivos Therapeutics DSO LLC, a Colorado limited liability company, and Vivos Airway Alliances, LLC, a Colorado limited liability company), are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

We are an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. We currently expect to retain our status as an EGC until the year ending December 31, 2025, but this status could end sooner under certain circumstances.

Revenue Recognition

We generate revenue from the sale of products and services. A significant majority of our revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (“Premier VIPs”). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in fiscal quarters prior to second quarter of 2023, and on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration we expect to be entitled to in exchange for those products and services.

Following the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and the applicable provisions of ASC Topic 842, Leases (“ASC 842”), we determine revenue recognition through the following five-step model, which entails:

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

Service Revenue

VIP Enrollment Revenue

We review its VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $23,200, with different entry levels for the various programs described above. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. we recognize this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for us. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

We enter into programs that may provide for multiple performance obligations. Commencing in 2018, we began enrolling medical and dental professionals in a one-year program (now known as the Premier VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the Premier VIP dentist access to a team who is dedicated to creating a successful integrated practice.

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

Because the right to sell is never sold outside of VIP contracts, and VIP contracts are sold for varying prices, we believe that it is appropriate to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations under a VIP contract will be deducted from the contract price, with the residual being allocated to the right to sell performance obligation.

We use significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. We have determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, we have estimated customer life for each year a contract is initiated. Estimated customer lives have been calculated separately for each year and were estimated between 14 months and 27 months for the years 2020 through 2024, depending upon the length of time customers stayed active each year. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

Given that our alliance-based marketing and distribution model is very new and has yet to generate significant revenues, we are in the process of developing and implementing our revenue recognition plan for revenues derived from this model.

Other Service Revenue

In addition to VIP enrollment service revenue, in 2020 we launched BIS, an additional service on a monthly subscription basis, which includes our AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

We also offer our VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

Allocation of Revenue to Performance Obligations

We identify all goods and services that are delivered separately under a sales arrangement and allocate revenue to each performance obligation based on relative fair values. These fair values approximate the prices for the relevant performance obligation that would be charged if those services were sold separately, and are recognized over the relevant service period of each performance obligation. After allocation to the performance obligations, any remainder is allocated to the right to sell under the residual method and is recognized over the estimated customer life. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue).

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

3)	Negotiated concessions on annual enrollment fee
4)	Credits/rebates to be used towards future product orders such as lab rebates

The amount of the discount is determined up front prior to the sale. Accordingly, measurement is determined before the sale occurs and revenue is recognized based on the terms agreed upon between us and the customer over the performance period. In rare circumstances, a discount has been given after the sale during a conference which is offering a discount to full price. In this situation, revenue is measured and the change in transaction price is allocated over the remaining performance obligation.

The amount of consideration can vary by customer due to promotions and discounts authorized to incentivize a sale. Prior to the sale, we and the customer agree upon the amount of consideration that the customer will pay in exchange for the services we provide. The net consideration that the customer has agreed to pay is the expected value that is recognized as revenue over the service period. At the end of each reporting period, we update the transaction price to represent the circumstances present at the end of the reporting period and any changes in circumstances during the reporting period.

Product Revenue

In addition to revenue from services, we also generate revenue from the sale of our line of oral devices and preformed guides (known as appliances or systems) to our customers, the VIP dentists, or to OSA patients directly now in our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance and are not involved in the sale of the products and services from the VIP to the VIP’s patient.

We utilize third party contract manufacturers or labs to produce its patient-customized, patented appliances and its preformed guides. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, treatments, processes and procedures and under the direction and our specific instruction, ships the appliance to the VIP who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. We performed an analysis and concluded it is the principal in the transaction since it has control of the product and are reporting revenue gross. We bill the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

In support of the VIPs using our appliances for their patients, we utilize a team of trained technicians to measure, order and fit each appliance. Revenue is recognized differently for Company owned centers and distribution alliances with third party sleep centers than it does for revenue from VIPs. Upon scheduling the patient (which is our customer in this case), we owned center takes a deposit and reviews the patient’s insurance coverage. We recognize revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

We offer certain dentists (known as Clinical Advisors) discounts to standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of our products, to purchase our products for their own practices. In addition, from time to time, we offer credits to incentivize VIPs to adopt our products and increase case volume within their practices. These incentives are recorded as a liability at issuance and are deducted from the related product sale at the time the credit is used.

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2024, accordingly no impairment was required.

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, from whom we acquired certain assets related to its OMT service in March 2021, (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom we acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related our acquired patents, intellectual property and customer contracts and (iii) AFD, from whom we acquired certain U.S. and international patents, trademarks, product rights, and other miscellaneous intellectual property in March 2023. The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 5). The costs paid to MyoCorrect, Lyon Dental and AFD for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2024, accordingly no impairment was required.

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

Warrant Accounting

We account for our warrants and financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1 to our financial statements contained in this Annual Report on Form 10-K.

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

To the Shareholders and the Board of Directors of

Vivos Therapeutics, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams, LLP

Denver, Colorado

March 31st, 2025

We have served as the Company’s auditor since 2023.

VIVOS THERAPEUTICS, INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

(In Thousands, Except Per Share Amounts)

	2024	2023
Current assets
Cash and cash equivalents	$6,260	$1,643
Accounts receivable, net of allowance of $390 and $268, respectively	430	202
Prepaid expenses and other current assets	783	616

Total current assets	7,473	2,461

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,350	3,314
Operating lease right-of-use asset	1,032	1,385
Intangible assets, net	370	420
Deposits and other	216	307

Total assets	$15,284	$10,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,098	$2,145
Accrued expenses	2,234	2,334
Current portion of contract liabilities	896	2,138
Current portion of operating lease liability	477	474
Other current liabilities	273	198

Total current liabilities	4,978	7,289

Long-term liabilities
Contract liabilities, net of current portion	97	289
Employee retention credit liability	1,220	1,220
Operating lease liability, net of current portion	1,035	1,521

Total liabilities	7,330	10,319

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 5,889,520 shares as of December 31, 2024 and 1,833,877 shares as December 31, 2023	-	-
Additional paid-in capital	112,141	93,462
Accumulated deficit	(104,187)	(93,051)
Total stockholders’ equity	7,954	411
Total liabilities and stockholders’ equity	$15,284	$10,730

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Operations

Years Ended December 31, 2024 and 2023

(In Thousands, Except Per Share Amounts)

	2024	2023
Revenue
Product revenue	$7,874	$6,270
Service revenue	7,157	7,531
Total revenue	15,031	13,801

Cost of sales (exclusive of depreciation and amortization shown separately below)	6,012	5,530

Gross profit	9,019	8,271

Operating expenses
General and administrative	17,878	22,479
Sales and marketing	1,731	2,467
Depreciation and amortization	581	621

Total operating expenses	20,190	25,567

Operating loss	(11,171)	(17,296)

Non-operating income (expense)
Other expense	(110)	(212)
Excess warrant fair value	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	-	10,231
Other income	145	147
Loss before income taxes	(11,136)	(13,583)

Net loss	$(11,136)	$(13,583)

Net loss per share (basic and diluted)	$(2.22)	$(11.14)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	5,019,886	1,219,381

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(In Thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	920,592	$-	$84,269	$(79,468)	$4,801
Issuance of common stock and warrants in private placement, net of issuance costs	210,000	-	2,764	-	2,764
Issuance of common stock and warrants to consultants for services	30,000	-	824	-	824
Issuance of common stock for purchase of assets	10,000		116	-	116
Issuance of commons stock upon exercise of warrants, net of issuance costs	624,059	-	3,652	-	3,652
Shares added for fractional shares pursuant to reverse stock split	39,226	-	-	-	-
Reclassification of liabilities-classified warrants to equity	-	-	731	-	731
Stock-based compensation expense	-	-	1,106	-	1,106
Net loss	-	-	-	(13,583)	(13,583)

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411

Issuance of common stock and warrants in private placement, net of issuance costs	2,312,530	-	14,240	-	14,240
Issuance of commons stock upon exercise of warrants, net of issuance costs	1,738,393	-	3,635	-	3,635
Issuance of common stock to consultants for services	4,720	-	11		11
Issuance of warrants to consultants for services	-	-	31	-	31
Stock-based compensation expense	-	-	762	-	762
Net loss	-	-	-	(11,136)	(11,136)

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(In Thousands)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,136)	$(13,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	762	1,106
Depreciation and amortization	581	621
Fair value of common stock issued for services	11	87
Fair value of warrants issued for services	31	737
Change in fair value of warrant liability, net of issuance costs of $645	-	(10,231)
Excess warrant fair value	-	6,453
Changes in operating assets and liabilities:
Accounts receivable	(228)	255
Operating lease liabilities, net	(129)	(109)
Prepaid expenses and other current assets	(167)	832
Deposits	105	80
Accounts payable	(1,048)	734
Accrued expenses	(39)	422
Employee retention credit liability	-	1,220
Other liabilities	-	41
Contract liability	(1,434)	(611)

Net cash used in operating activities	(12,691)	(11,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(568)	(803)
Payment for asset purchase	-	(50)

Net cash used in investing activities	(568)	(853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,796	4,000
Proceeds from exercise of warrants	7,500	-
Proceeds from exercise of pre-funded warrants	3,941	8,000
Payments for issuance costs	(1,361)	(1,077)

Net cash provided by financing activities	17,876	10,923

Net increase (decrease) in cash and cash equivalents	4,617	(1,876)
Cash and cash equivalents at beginning of year	1,643	3,519

Cash and cash equivalents at end of year	$6,260	$1,643

	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in asset purchase	$-	$116

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.
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

Reverse Stock Split

On October 25, 2023, we effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by our Board of Directors under authority granted by the our stockholders at our 2023 Annual Meeting of Stockholders held on September 22, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on October 25, 2023 (the “Certificate of Amendment”). Unless the context otherwise requires, all references in the accompanying financial statements, these footnotes to the financial statements in general to shares of the Company’s common stock, including prices per share of the common stock, reflect the Reverse Stock Split. Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We offer three separate clinical pathways or programs to providers—Guided Growth and Development, Lifeline, and Complete Airway Repositioning and Expansion (“C.A.R.E.”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys. For example, the Guided Growth and Development program features the Vivos Guide and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are FDA 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

Our flagship C.A.R.E. program, which is part of The Vivos Method, features our patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the C.A.R.E. appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of approximately 58,000 patients treated to date worldwide with our entire current suite of products, there have been very few instances of relapse.

We offer a suite of diagnostic and support products and services to dental and medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) AireO2 (an electronic health record program designed specifically for use by dentists treating sleep patients), (iii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iv) Billing Intelligence Services (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at our Vivos Institute in Denver, Colorado, (vi) MyoCorrect, a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform, and (vii) our Medical Integration Division (“MID”), which historically has managed independent medical practices under management and development agreements which paid us from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees. With the shift in focus to the alliance-based marketing and distribution model described below, the MID will be pursuing strategic alliances with sleep centers to provide better options using Vivos products for patients who have been diagnosed with OSA.

Our business model has historically been to teach, train, and support dentists, medical doctors, and distributors in the use of our products and services. Dentists who use our products and services typically enroll in a variety of live or online training and educational programs offered through our Vivos Institute; a 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. They may also enroll in the VIP program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP Program are referred to as “VIPs.” We charge up front enrollment fees to educate and train new providers. We also charge for the ancillary support services listed above and view each product and service as a revenue/profit center.

Over the course of 2024, we worked to pivot our business strategy and began to steadily decrease our prior dependence on dentists to sell our products and our dependence on VIP enrollment revenue. This new business strategy is focused on contractual alliances with (and, in the future, potential outright acquisitions by us of) OSA healthcare providers, including dentists, sleep centers and others and is based on a profit-sharing model between us and the provider which aligns our revenue generation more directly to sales of our novel appliances.

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

Emerging Growth Company Status

The Company is an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. We currently expect to retain our status as an EGC until the year ending December 31, 2025, but this status could end sooner under certain circumstances.

Revenue Recognition

We generate revenue from the sale of products and services. A significant majority of the our revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (“Premier VIPs”). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in fiscal quarters prior to second quarter of 2023, and on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration we expect to be entitled to in exchange for those products and services.

Following the guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and the applicable provisions of ASC Topic 842, Leases (“ASC 842”), we determine revenue recognition through the following five-step model, which entails:

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

Service Revenue

VIP Enrollment Revenue

We review our VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $23,200, with different entry levels for the various programs described above. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. We recognize this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for us. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

We enter into programs that may provide for multiple performance obligations. Commencing in 2018, we began enrolling medical and dental professionals in a one-year program (now known as the Premier VIP Program) which includes training in a highly personalized, deep immersion workshop format which provides the Premier VIP dentist access to a team who is dedicated to creating a successful integrated practice.

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

Because the right to sell is never sold outside of VIP contracts, and VIP contracts are sold for varying prices, we believe that it is appropriate to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations under a VIP contract will be deducted from the contract price, with the residual being allocated to the right to sell performance obligation.

We use significant judgements in revenue recognition including an estimation of customer life over which it recognizes the right to sell. We have determined that Premier VIPs who do not complete sessions 1 and 2 of training rarely complete training at all and fail to participate in the Premier VIP program long term. Since the beginning of the Premier VIP program, just under one-third of new VIP members fall into this category, and the revenue allocated to the right to sell for those VIPs is accelerated at the time in which it becomes remote that a VIP will continue in the program. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who complete training typically remain active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, we have estimated customer life for each year a contract is initiated. Estimated customer lives have been calculated separately for each year and were estimated between 14 months and 27 months for the years 2020 through 2024, depending upon the length of time customers stayed active each year. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed.

Given that our alliance-based marketing and distribution model is very new and has yet to generate significant revenues, we are in the process of developing and implementing our revenue recognition plan for revenues derived from this model.

Other Service Revenue

In addition to VIP enrollment service revenue, in 2020 we launched BIS, an additional service on a monthly subscription basis, which includes our AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

We also offer our VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

Allocation of Revenue to Performance Obligations

We identify all goods and services that are delivered separately under a sales arrangement and allocate revenue to each performance obligation based on relative fair values. These fair values approximate the prices for the relevant performance obligation that would be charged if those services were sold separately, and are recognized over the relevant service period of each performance obligation. After allocation to the performance obligations, any remainder is allocated to the right to sell under the residual method and is recognized over the estimated customer life. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue).

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
3)	Negotiated concessions on annual enrollment fee
4)	Credits/rebates to be used towards future product orders such as lab rebates

The amount of the discount is determined up front prior to the sale. Accordingly, measurement is determined before the sale occurs and revenue is recognized based on the terms agreed upon between us and the customer over the performance period. In rare circumstances, a discount has been given after the sale during a conference which is offering a discount to full price. In this situation, revenue is measured and the change in transaction price is allocated over the remaining performance obligation.

The amount of consideration can vary by customer due to promotions and discounts authorized to incentivize a sale. Prior to the sale, the customer and us agree upon the amount of consideration that the customer will pay in exchange for the we provide. The net consideration that the customer has agreed to pay is the expected value that is recognized as revenue over the service period. At the end of each reporting period, we update the transaction price to represent the circumstances present at the end of the reporting period and any changes in circumstances during the reporting period.

Product Revenue

In addition to revenue from services, we also generate revenue from the sale of our line of oral devices and preformed guides (known as appliances or systems) to our customers, the VIP dentists or OSA patients directly in the case of our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance, and we are not involved in the sale of the products and services from the VIP to the VIP’s patient.

Our appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient. We utilize our network of certified VIPs throughout the United States and in some non-U.S. jurisdictions (notably Canada and Australia) to sell the appliances to their customers as well as in two dental centers that we operate. We utilize third party contract manufacturers or labs to produce our patient-customized, patented appliances and our preformed guides. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, treatments, processes and procedures and under the direction and specific instructions from us, ships the appliance to the VIP who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in the production of appliances, or the lab will be in violation of the FDA’s rules and regulations. We have performed an analysis and concluded we are the principal in the transaction since we have control of the product and we reporting revenue gross. We bill the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

In support of the VIPs using our appliances for their patients, we utilize a team of trained technicians to measure, order and fit each appliance. Revenue is recognized differently for Company owned centers and distribution alliances with third party sleep centers than it does for revenue from VIPs. Upon scheduling the patient (which is our customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. We recognize revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

We offer certain dentists (known as Clinical Advisors) discounts to standard VIP pricing. This is done to help encourage Clinical Advisors, who help the VIPs with technical aspects of our products, to purchase our products for their own practices. In addition, from time to time, we offer credits to incentivize VIPs to adopt the our products and increase case volume within their practices. These incentives are recorded as a liability at issuance and are deducted from the related product sale at the time the credit is used.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. We base our estimates and assumptions on existing facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Our significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, determining customer life and breakage related to recognizing revenue for VIP contracts, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. We believe we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations will be affected.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for our immediate and general business use are classified as cash and cash equivalents.

Accounts Receivable, Net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated at the net amount expected to be collected, using an expected credit loss methodology to determine the allowance for expected credit losses. We evaluate the collectability of its accounts receivable and determine the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. When we are aware of a customer’s inability to meet its financial obligation, we may individually evaluate the related receivable to determine the allowance for expected credit losses. We use specific criteria to determine uncollectible receivables to be charged off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 5 years. Amortization of leasehold improvements is recognized using the straight-line method over the shorter of the life of the improvement or the term of the respective leases which range between 5 and 7 years. We do not begin depreciating assets until assets are placed in service.

Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2024. Accordingly no impairment was required.

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoCorrect, from whom we acquired certain assets related to its OMT service in March 2021, (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), from whom we acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related to our acquired patents, intellectual property and customer contracts and (iii) AFD, from whom we acquired certain U.S. and international patents, trademarks, product rights, and other miscellaneous intellectual property in March 2023. The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates 5 years (See Note 5). The costs paid to MyoCorrect, Lyon Dental and AFD for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years.

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2024. Accordingly no impairment was required.

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

Employee Retention Tax Credit

The employee retention tax credit (“ERTC”) for 2020 was established under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”). The ERTC provided for changes in the employee retention credit for 2020 and provided an additional credit for the first, second and third calendar quarters of 2021. Employers were eligible for the credit if they experienced either a full or partial suspension of operations during any calendar quarter because of governmental orders due to the COVID-19 pandemic or if they experienced a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 and the corresponding quarters in 2019. The ERTC is a refundable credit that employers can claim on qualified wages paid to employees, including certain health insurance costs.

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that we are entitled to such funds). In our case, we elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by us. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. We continue to evaluate additional information from the IRS and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. As a result, as of the years ended December 31, 2024 and 2023, approximately $1.2 million is reflected under long-term liabilities.

Loss and Gain Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred, and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, we accrue that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, we accrue the lowest amount in the range. If we determine that a loss is reasonably possible and the range of the loss is estimable, then we disclose the range of the possible loss. If we cannot estimate the range of loss, we will disclose the reason why it cannot estimate the range of loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. Legal fees related to contingencies are charged to general and administrative expense as incurred. Contingencies that may result in gains are not recognized until realization is assured, which typically requires collection in cash.

Share-Based Compensation

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. We estimate the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. We determine the expected price volatility based on the historical volatilities of shares of our peer group as we do not have sufficient trading history for our Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. We recognize the impact of forfeitures and cancellations in the period that the forfeiture or cancellation occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were approximately $0.1 million during each of the years ended December 31, 2024 and 2023. These are recorded on the statement of operations under sales and marketing expense.

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

Warrant Accounting

We account for our warrants and financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions, expected volatility, expected life, yield, and risk-free interest rate.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of December 31, 2024, the Company’s CODM was the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 15, “Segment Information”, for additional disclosures regarding segment information.

Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption assuming that we retain our designation as an EGC.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. Effective December 31, 2024, we adopted the provisions of this ASU which resulted in the inclusion of additional disclosures within Note 15, “Segment Information”.

Recent Accounting Pronouncements Yet to be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard’s purpose is “to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).” Public companies will be required to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $11.1 and $13.6 million for the years ended December 31, 2024 and 2023, respectively, resulting in an accumulated deficit of approximately $104.2 million as of December 31, 2024.

Net cash used in operating activities amounted to approximately $12.7 and $11.9 million for years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had total liabilities of approximately $7.3 million.

As of December 31, 2024, we had approximately $6.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in 2023 or 2024 as anticipated, as our product offerings and strategies continue to be refined. As such, we have raised equity capital in late 2023 and throughout 2024 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

Until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. We expect the Strategic Alliance Agreement (“SAA”) with Rebis to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, there can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that the SAA agreement will result in the patient volume and financial results within the expected timeline and we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the years ended December 31, 2024 and 2023, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	2024		2023

Product revenue
Appliances	$5,601		$6,081
Guides	2,273		189
Total product revenue	7,874	(1)	6,270

Service revenue
VIP	$2,485	(2)	$3,922
Billing intelligence services	840		887
Sleep testing services	1,282		1,185
Myofunctional therapy services	609		861
Sponsorship/seminar/other	1,941		676
Total service revenue	7,157		7,531

Total revenue	$15,031		$13,801

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Beginning balance, January 1	$2,427	$3,038

New contracts, net of cancellations	2,117	3,730
Revenue recognized	(3,551)	(4,341)

Ending balance, December 31	$993	$2,427

The current portion of deferred revenue is approximately $0.9 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $1.7 and $0.7 million for the years ended December 31, 2024 and 2023 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.4 million at December 31, 2024, $0.2 million at December 31, 2023 and $0.5 million at January 1, 2023. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.4 and $0.3 million existed as of December 31, 2024 and 2023.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and 2023, property and equipment consist of the following (in thousands):

	2024	2023

Furniture and equipment	$1,349	$1,321
Leasehold improvements	2,479	2,479
Construction in progress	1,857	1,435
Molds and other	523	405
Gross property and equipment	6,208	5,640
Less accumulated depreciation	(2,858)	(2,326)

Net Property and equipment	$3,350	$3,314

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.6 million for the years ended December 31, 2024 and 2023.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of December 31, 2024 and 2023, consist of the following acquisitions (in thousands):

Acquisitions	2024	2023

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172
Total goodwill	$2,843	$2,843

Intangible Assets

As of December 31, 2024 and 2023, identifiable intangible assets were as follows (in thousands):

	2024	2023

Patents and developed technology	$2,302	$2,302
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,659
Less accumulated amortization	(2,289)	(2,239)

Net intangible assets	$370	$420

Amortization expense of identifiable intangible assets was less than $0.1 million for the years ended December 31, 2024 and 2023. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of December 31,

2025	50
2026	35
2027	29
2028	29
2029	29
Thereafter	198

Total	$370

NOTE 6 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of December 31, 2024 and 2023, accrued expenses consist of the following (in thousands):

	2024	2023

Accrued payroll	$1,001	$1,498
Accrued legal and other	752	509
Accrued sales tax	481	327

Total accrued liabilities	$2,234	$2,334

NOTE 7 – PREFERRED STOCK

As of December 31, 2024, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 8 – COMMON STOCK

We are authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. Our Board of Directors may declare dividends payable to the holders of Common Stock.

Common Stock Transactions During the Periods Presented

On January 9, 2023, we closed a private placement (the “January 2023 Private Placement”) pursuant to which we agreed to issue and sell 80,000 shares of Common Stock, Pre-Funded Warrants to purchase up to an aggregate of 186,667 shares of Common Stock and Common Stock Purchase Warrants to purchase up to an aggregate of 266,667 shares of Common Stock for net proceeds of approximately $7.4 million. Issuance costs associated with the January 2023 Private Placement were approximately $0.6 million.

On February 28, 2023, we acquired certain U.S. and international patents, patent applications, trademarks, product rights, and other miscellaneous intellectual property from AFD. Pursuant to the asset acquisition, we agreed to issue 10,000 shares of Common Stock in addition to cash consideration of $50,000. As a result of this transaction, we recorded intangible assets of approximately $0.2 million. As part of the associated Asset Purchase Agreement, we agreed to a future earnout payment consideration based on a sliding-scale percentage on the volume of future sales, as well as a cash payment of $0.2 million upon the achievement of specified milestones. Per our accounting policy, the contingent consideration obligation will be recorded as the contingency is resolved and the consideration is paid or becomes payable.

In addition, we entered into an employment agreement with Dr. Scott Simonetti, DDS, the founder and Chief Executive Officer of AFD, as part-time Senior Director of Research and Development for an annual salary of approximately $0.1 million and a five-year warrant to purchase up to 16,000 shares of Common Stock with an exercise price of $15.25 per share; provided, however, that the shares of Common Stock underlying such warrant are subject to vesting only upon the achievement of specified milestones related to new FDA authorizations for the intangible assets acquired.

As disclosed above, on October 25, 2023 (the “Effective Date”), we effected a Reverse Stock Split of its outstanding shares of common stock at a ratio of 1-for-25. As of the Effective Date, every twenty-five shares of our issued and outstanding Common Stock was combined into one share of Common Stock. As a result, our issued and outstanding Common Stock on the Effective Date was proportionally reduced from approximately 29,928,786 shares to approximately 1,197,258 shares. The ownership percentage of each of our stockholders remained unchanged, other than as a result of fractional shares. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split, and stockholders that would hold a fractional share of Common Stock as a result of the Reverse Stock Split had such fractional shares of Common Stock rounded up to the nearest whole share of Common Stock. The number of shares of Common Stock available for issuance under our equity incentive plans and the Common Stock issuable pursuant to outstanding equity awards and common stock purchase warrants immediately prior to the Reverse Stock Split were proportionately adjusted by the ratio of the Reverse Stock Split. The exercise prices of such outstanding options and warrants were also adjusted in accordance with their respective terms. The number of authorized shares of common stock was not affected by the Reverse Stock Split.

On November 2, 2023, we closed a private placement (the “November 2023 Private Placement”) with an institutional investor pursuant to which we sold an aggregate of $4.0 million of securities in a private placement consisting of (i) 130,000 shares of Common Stock, (ii) a pre-funded warrant to purchase 850,393 shares of Common Stock at an exercise price of $0.0001 per share, (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share and (iii) an 18-month Series B Common Stock Purchase Warrant (the “Series B Warrant”) to purchase up to 980,393 shares of Common Stock with an exercise price of $3.83 per share. Issuance costs associated with the November 2023 Private Placement were approximately $0.5 million.

In December 2023, 437,393 of the 850,393 pre-funded warrants granted on November 2, 2023 were exercised. In January 2024, the remaining 413,000 pre-funded warrants were exercised.

On February 14, 2024, we entered into a warrant inducement letter agreement (the “Inducement Agreement”) with the same institutional investor in the November 2023 Private Placement pursuant to which the investor agreed to exercise for cash the entirety of the Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to us of approximately $4.0 million. Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Series B Warrant in full, we agreed to issue to the investor, in a new private placement transaction (the “Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share, and (ii) an 18-month, Series B-2 common stock purchase warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (collectively, the “Inducement Warrants” and such aggregate 1,470,592 shares of our common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the Series B Warrant. Issuance costs associated with the February inducement were approximately $0.3 million.

On June 10, 2024 we, entered into a securities purchase agreement (the “SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”), an independent private equity firm. Pursuant to the SPA, we sold to V-CO in a private placement offering (the “Private Placement”): (i) 169,498 shares (the “Shares”) of our Common Stock, (ii) a pre-funded warrant to purchase 3,050,768 shares of Common Stock (the “Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 3,220,266 shares of Common Stock (the “Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “Warrant Shares”).

V-CO paid a purchase price of $2.329 for each Share and Pre-Funded Warrant Share and associated Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The Private Placement closed on September 10, 2024. We received gross proceeds of $7,500,000 from the Private Placement. We intend to use the net proceeds from the Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the Private Placement. The Common Stock Purchase Warrant has a five year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

The SPA provides that for a period of three (3) years from the closing of the offering, Seneca shall be entitled to (i) receive notice of any regular or special meeting of our board of directors (the “Board”) at the time such notice is provided to the members of the Board, (ii) receive copies of any materials delivered to our directors in connection with such meetings and (iii) allow one Seneca representative (who shall be an officer or employee of Seneca) to attend and participate (but not vote) in all such meetings of the Board. The SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-CO.

The terms of the SPA require us to file a registration statement on Form S-3 or other appropriate form (the “Resale Registration Statement”) registering the Shares, the PFW Shares and the Warrant Shares (collectively, the “Registerable Securities”) for resale. Such Resale Registration Statement was filed with the SEC on July 30, 2024, and was declared effective by the SEC on August 7, 2024. Pursuant to the SPA, we must also use its commercially reasonable efforts to keep the Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the Resale Registration Statement or for such shorter period as such securities no longer constitute Registrable Securities, subject to certain limitations specified in the SPA.

On September 18, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in connection with a registered direct offering (the “Offering”), priced at-the-market under Nasdaq Stock Market rules, to purchase 1,363,812 shares (the “Shares”) of our common stock, par value $0.0001 per share (“Common Stock”) at a purchase price of $3.15 per Share. No common stock purchase warrants were offered or issued to investors in the Offering. Offering closed on September 20, 2024.

H.C. Wainwright & Co., LLC, pursuant to an engagement agreement with us, dated May 2, 2024 and amended on August 2, 2024 (as amended, the “Engagement Agreement”), acted as the exclusive placement agent (the “Placement Agent”) for the Offering. Pursuant to the Engagement Agreement, we have paid the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering, and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering. We have also agreed to reimburse the Placement Agent for certain expenses and legal fees. In addition, we issued to the Placement Agent, or its designees warrants (the “Placement Agent Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of Shares sold in the Offering) at an exercise price of $3.9375 per share of Common Stock, exercisable beginning upon issuance until five years from the commencement of sales in the Offering.

The gross proceeds to us from the Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by us. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

The Shares were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the Offering has been filed with the SEC.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, we agreed to certain restrictions on the issuance and sale of our shares of Common Stock and securities convertible into shares of Common Stock for a period of 30 days following the closing of the Offering. We also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one year following the closing of the Offering, subject to certain exceptions.

On December 22, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with certain institutional investors (who are the selling stockholders named herein) in connection with a registered direct offering, priced at-the-market under Nasdaq Stock Market rules, to purchase 709,220 shares of Common Stock and, in a concurrent private placement (collectively, with the registered direct offering, the “December 2024 Offering”), warrants (the “December 2024 Warrants”) to purchase up to 709,220 shares of Common Stock (the shares of Common Stock issuable upon exercise of the December 2024 Warrants, the “December 2024 Warrant Shares”). The combined purchase price per share for the December 2024 Warrants is $4.935. The December 2024 Warrants are immediately exercisable upon issuance, will expire two years following the issuance date and have an exercise price of $4.81 per share.

We agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC, covering the resale of the December 2024 Warrants Shares within 30 calendar days following the date of the December 2024 SPA and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 90 days following the closing of the December 2024 Offering.

Pursuant to the HCW Engagement Agreement dated May 2, 2024, as amended on August 2, 2024 and December 22, 2024 with us, HCW acted as the Placement Agent for the December 2024 Offering. Pursuant to the HCW Engagement Agreement, we have (i) paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the December 2024 Offering, (ii) paid the Placement Agent a management fee of 1.0% of the aggregate gross proceeds of the December 2024 Offering, and (iii) reimbursed the Placement Agent for certain expenses and legal fees. In addition, upon the exercise of any December 2024 Warrants for cash, we have agreed to (i) pay the Placement Agent a cash fee equal to 7.0% of the aggregate exercise price paid in cash, (ii) pay the Placement Agent a management fee of 1.0% of the aggregate exercise price paid in cash and (iii) issue to the Placement Agent or its designees warrants to purchase shares of Common Stock representing 7% of the shares of Common Stock underlying the December 2024 Purchase Warrants that have been exercised.

We have also issued to the Placement Agent or its designees (who are among the selling stockholders named herein) warrants (the “December 2024 PA Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of shares sold in the December 2024 Offering) at an exercise price of $6.1688 per share of Common Stock, exercisable beginning upon issuance until two years following the issuance date. We registered the Common Stock underlying the December 2024 PA Warrants for public resale pursuant to the registration statement filed on January 31, 2025.

The gross proceeds from the December 2024 Offering were approximately $3.5 million, before deducting the Placement Agent’s fees and other offering expenses payable by us of approximately $0.5 million.

As of December 31, 2024 and 2023 all warrants outstanding have been classified as equity and recorded at fair values of the date of issuance on the Company’s consolidated balance sheets and there have been no further adjustments to their issuance date valuation, The guidance in this ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, has been considered in making this assessment.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

In 2017, our shareholders approved the adoption of a stock and option award plan (the “2017 Plan”), under which shares were reserved for future issuance for Common Stock options, restricted stock awards and other equity awards. The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our shareholders have approved a total reserve of 53,333 shares of Common Stock for issuance under the 2017 Plan.

On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of December 31, 2024, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. We anticipate that the 1,600,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of December 31, 2024, we had five non-employee directors, two officers, 110 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of December 31, 2024, awards (in the form of options) for an aggregate of 1,020,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

The following table summarizes all stock options as of December 31, 2024 and 2023 (shares in thousands):

	2024				2023
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, at December 31,	127		$62.45	3.4	145		$72.25	3.3
Granted	1,125		2.62		16		9.89
Forfeited	(14)		-		(34)		-
Exercised	-		-		-		-

Outstanding, at December 31,	1,238	(3)	8.80	8.5	127	(4)	62.45	3.4

Exercisable, at December 31,	121	(4)	44.22	2.6	89	(5)	68.67	3.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of December 31, 2024, and 2023 the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of December 31, 2024, and 2023 the aggregate intrinsic value of exercisable stock options was $0.

For the year ended December 31, 2024 and 2023, the valuation assumptions for stock options granted under the 2017 Plan, the 2019 Plan and 2024 Omnibus Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average inputs and assumptions:

	2024	2023

Grant date closing price of Common Stock	$2.62	$9.89
Expected term (years)	5.8	3.5
Risk-free interest rate	3.8%	3.9%
Volatility	140%	102%
Dividend yield	0%	0%

Based on the inputs and assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the years ended December 31, 2024 and 2023 was $2.82 and $9.89, respectively.

For the years ended December 31, 2024 and 2023, we recognized approximately $0.8 and $1.1 million, respectively, of share-based compensation expense reported under general and administrative expense in the income statement. Unrecognized expense relating to these awards as of December 31, 2024 and 2023 was approximately $3.5 and $1.8 million, respectively, which will be recognized over the weighted average remaining term of 8.5 and 3.7 years, respectively.

Warrants

Following is a summary of our warrants outstanding for the years ended December 31, 2024 and 2023 (shares in thousands):

	2024				2023
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, at December 31	2,821		$13.15	4.6	144		$137.50	2.6
Grants of warrants:
Private placement	7,125				3,265
Consultants for services	4				86
Warrant inducement	1,471				-
Exercised	(1,739)				(624)
Forfeited	(24)				(50)
Outstanding, at December 31	9,658	(3)	$3.22	3.9	2,821	(3)	$13.15	4.6

Exercisable, at December 31	9,605	(4)	$3.10	3.9	2,760	(4)	$9.30	3.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of December 31, 2024, the aggregate intrinsic value of warrants outstanding was $0 million.

(4)	As of December 31, 2024, the aggregate intrinsic value of warrants exercisable was $0 million.

For the years ended December 31, 2024 and 2023, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average input and assumptions:

	2024	2023

Measurement date closing price of Common Stock (1)	$2.17	$3.83
Contractual term (years) (2)	3.7	3.4
Risk-free interest rate	4.4%	4.7%
Volatility	140%	100%
Dividend yield	0%	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 10 - INCOME TAXES

For the years ended December 31, 2024 and 2023, the domestic and foreign components of loss before income taxes consist of the following (in thousands):

	2024	2023

Domestic	$(11,194)	$(13,626)
International	58	43
Loss before income taxes	$(11,136)	$(13,583)

For the years ended December 31, 2024 and 2023, we did not recognize any current or deferred income tax expense due to a valuation allowance against all of its net deferred income tax assets.

A reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate of 21% to the pre-tax loss, and the income tax benefit recognized in the consolidated financial statements is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Income tax benefit computed at federal statutory rate	$2,351	$2,852
Apportioned state income tax benefit	253	365
Other permanent differences	(121)	(174)
Prior year adjustment to state net operating loss carryforwards	(26)	200
Non-qualified stock option cancellations	(63)	(260)
Other	(201)	(86)
Nontaxable gain on change in fair value of warrants, net of issuance costs	-	793
Change in valuation allowance	(2,193)	(3,690)

Total income tax benefit	$-	$-

As of December 31, 2024 and 2023, the principal components of deferred tax assets and liabilities were as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	19,872	17,354
Stock based compensation	528	532
Lease liability	352	472
Property, equipment and intangibles	743	662
Other	282	649

Total deferred tax assets before valuation allowance	21,777	19,669
Valuation allowance	(21,522)	(19,329)
Total deferred income tax assets after valuation allowance	255	340
Deferred tax liabilities - ROU assets and other	(255)	(340)

Net deferred tax assets and liabilities	$-	$-

Management assesses the available positive and negative evidence to estimate if it is more likely than not that sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative net loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a valuation allowance of $20.4 million was recognized as of December 31, 2024. For the years ended December 31, 2024 and 2023, the valuation allowance increased by $1.1 million and $3.7 million, respectively.

As of December 31, 2024, we have federal net operating loss (“NOL”) carryforwards of $83.8 million. We also have various state NOL carry forwards. The determination of the state NOL carryforwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If federal NOL carryforwards are not utilized, approximately $3.3 million will expire in 2036 and 2037. As of December 31, 2024, the remaining federal NOL carryforward of $80.5 million has no expiration date.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards if we experience significant ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of our NOL carryforwards may be limited in the event there is a cumulative change in ownership of more than 50% among 5% or greater shareholders (or shareholder groups) over any three-year period. We are not currently utilizing its federal and state NOL carryforwards and have not completed a formal study to determine if any past ownership changes may have triggered limitations under IRC Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience an IRC Section 382 ownership change in connection with future changes in our stock ownership.

We do not believe there are any significant uncertain tax positions as of and for the years ended December 31, 2024 and 2023. Accordingly, no interest and penalties related to uncertain tax positions have been recognized for the years ended December 31, 2024 and 2023.

We file income tax returns in the United States federal and various state jurisdictions. We are no longer subject to income tax examinations for federal income taxes before 2021 or for states before 2020. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, we may be subject to examination for prior NOL’s generated as such NOL’s are utilized. As of December 31, 2024, we have filed all appropriate foreign operation tax returns.

NOTE 11 - LEASES

Operating Leases

We have entered into various operating lease agreements for certain offices, medical facilities and training facilities. These leases have original lease periods expiring between 2022 and 2029. Most leases include an option to renew and the exercise of a lease renewal option typically occurs at the discretion of both parties. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease until it is reasonably certain that we will exercise that option. As of December 31, 2024, we are party to three leases in Colorado and one in Utah, these leases have an expiration date between 2025 and 2029.

In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

As of December 31, 2024 and 2023, the components of lease expense are as follows (in thousands):

Lease cost:	2024	2023

Operating lease cost	$483	$481
Total operating lease cost	$483	$481

Rent expense is recognized on a straight-line basis over the lease term. Lease expense, including real estate taxes and related costs for the years ended December 31, 2024 and 2023 aggregated approximately $0.5 million, respectively. This is included under general and administrative expense.

As of December 31, 2024 and 2023, the remaining lease terms and discount rate used are as follows (in thousands):

	2024	2023

Weighted-average remaining lease term (years)	2.8	3.7
Weighted-average discount rate	8.4%	8.3%

Supplemental cash flow information related to leases as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Cash flow classification of lease payments:
Cash paid for operating lease liabilities	$613	$602

As of December 31, 2024 and 2023, the maturities of our future minimum lease payments were as follows (in thousands):

As of December 31,

2025	585
2026	507
2027	493
2028	133
2029	7

Total lease payments	1,725
Less: Imputed interest	(213)
Total	$1,512

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There were no new material commitments or contingencies entered into during the year ended December 31, 2024 and 2023.

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of December 31, 2024 and 2023, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2024	2023
Calculation of Numerator:
Net loss	$(11,136)	(13,583)

Loss applicable to common stockholders	$(11,136)	$(13,583)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	5,019,886	1,219,381

Net loss per share of Common Stock (basic and diluted)	$(2.22)	$(11.14)

As of December 31, 2024 and 2023, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	2024	2023

Common stock warrants	9,658	2,821
Common stock options	1,238	127
Total	10,896	2,948

NOTE 14 - FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, we consider the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the measurement of fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2024 and 2023, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the years ended December 31, 2024 and 2023, we did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. We concluded that the warrants issued in connection with the private placement met the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and classified the liability as Level 3 during 2023, this liability was reclassified to additional paid-in-capital on November 2, 2023.

The following table represents a reconciliation of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2023:

Warrant Liability
(In thousands)

Beginning balance, January 1, 2023	$-
Issuance of warrants	14,453
Exercise of warrants	(2,847)
Change in fair value upon re-measurement	(10,875)
Reclassification of warrant liabilities to additional paid-in-capital	(731)
Ending balance, December 31, 2023	$-

We re-measured the liability to estimate fair value at November 2, 2023 as a result of the amendment described above, using the Black-Scholes option pricing model with the following assumptions:

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

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of the years ended December 31, 2024, and 2023 we had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on its bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of December 31, 2024, we had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $6.3 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of December 31, 2024. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of December 31, 2024, we had five suppliers that accounted for approximately 57% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 15 – SEGMENT INFORMATION

We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by CODM in deciding how to allocate resources and in assessing performance. Our CODM is the Company’s Chief Executive Officer, and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our products, and services, the Vivos Method, to sleep centers and VIP providers in the U.S., Canada, Australia and in select countries in Europe and Asia.

Our CODM uses consolidated revenue, gross profit, gross margin and operating loss as the measure of profit or loss. Our CODM assesses performance for the segment and allocates resources and monitors budget versus actual results using consolidated revenue, gross profit, gross margin and operating loss. The monitoring of budget versus actual results are used in establishing management’s compensation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

	Year Ended December 31,
	2024	2023
Revenue	$15,031	$13,801
Less: (1)
Cost of sales	6,012	5,530
Gross profit	9,019	8,271
Less: (1)
General and administrative	17,878	22,479
Sales and marketing	1,731	2,467
Operating loss (exclusive of depreciation and amortization shown separately below)	(10,590)	(16,675)
Depreciation and amortization	(581)	(621)
Other expense	(110)	(212)
Excess warrant fair value	-	(6,453)
Change in fair value of warrant liability, net of issuance costs of $645	-	10,231
Other income	145	147
Segment net loss	(11,136)	(13,583)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(11,136)	$(13,583)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.

Revenue and long-lived tangible assets are all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

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

For the year ended December 31, 2023, and as described further below, we implemented a remediation plan to address the material weakness derived from the deficiencies and errors noted above. We believe that at December 31, 2024, we completed the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted below, we believe the additional review and testing during 2024 can affirmatively declare that the material weakness has been fully remediated.

Remediated Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weakness are remediated as soon as possible. We believe we completed the remediation through our remediation plan for the previously reported material weakness in internal control over financial reporting. Our remediation plan, which we implemented in 2023, included: (i) increasing dedicated personnel and the use of third-party consultants with technical account expertise, (ii) improving our internal reporting processes, (iii) designing and implementing new controls, and (iv) enhancing our supporting technology. In particular, we significantly improved our revenue recognition procedures, our technical accounting capabilities, including with respect to accounting for our outstanding warrants, and process-level control activities.

In 2023 we implemented a remediation plan to address the material weakness derived from the deficiencies and errors noted above. As of December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan noted above. In 2024, we performed the additional review and testing required and we can affirmatively declare that the material weakness has been fully remediated as of December 31, 2024.

We consider the material weakness remediated after the applicable controls operated for a sufficient period of time, and management concluded, through testing, that the controls are operating effectively as of December 31, 2024.

Auditor’s Attestation of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, we made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text set forth the names and ages of our directors and executive officers as of December 31, 2024. The Board is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person:

Name	Age	Position and Offices With the Company
R. Kirk Huntsman	67	Co-founder, Chairman of the Board, and Chief Executive Officer
Bradford Amman	63	Chief Financial Officer
Ralph E. Green	85	Director
Anja Krammer	57	Director
Mark F. Lindsay	61	Director
Leonard J. Sokolow	68	Director
Matthew Thompson	62	Director

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

Anja Krammer joined our board of directors in June 2020. In early 2020, Ms. Krammer was appointed as the Chief Executive Officer of Turn Biotechnologies, a development stage company focused on reversing aging and age-related diseases. From 2013 through 2018, she co-founded, served as President, Secretary and a director of BioPharmX, a specialty pharmaceutical company where she led the initial public offering onto the New York Stock Exchange in 2015. Ms. Krammer served as Principal/Founder of MBI, Inc., a management consulting firm beginning in January 1998. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture-backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris—Sorbonne. Ms. Krammer currently serves on the Board of Directors of Turn Biotechnologies.

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

Matthew Thompson, M.D. joined our board of directors in June 2020. In 2025, Dr. Thompson became the Executive Vice President and Chief Medical Officer of Endologix LLC. In 2025, Dr. Thompson became the Chief Executive Officer and in 2024, he became a Director of Life Seal Vascular. Prior to January 2025 and since 2021, he was the President and Chief Executive Officer (CEO) of Endologix LLC]. Previous to his tenure with Endologix LLC, Dr. Thompson was the Professor of Vascular Surgery at St George’s, University of London and Staff Surgeon in the Department of Vascular Surgery at the Heart, Vascular and Thoracic Institute, Cleveland Clinic Foundation, Ohio. Dr. Thompson trained at Cambridge, St Bartholomew’s Hospital, the University of Leicester and Adelaide. He studied corporate innovation at Stanford University, Graduate School of Business. His awards include a Hunterian Professorship, the Moynihan travelling fellowship and the gold medal for the intercollegiate examination. His named lectures include the Kinmonth Lecture (Vascular Society Great Britain and Ireland), the British Journal of Surgery Lecture (Vascular Society Great Britain and Ireland), and the Chee Song Memorial Lecture (British Society of Endovascular Therapy). He has published over 400 peer reviewed articles. His clinical interests were in the treatment of aortic disease and endovascular surgery. His research interests include health service outcome research, clinical trials, and translational investigations into aortic disease. Dr. Thompson is the editor of the Oxford Textbook of Vascular Surgery and the Oxford Handbook of Vascular Surgery. He has been the clinical director for three London-wide service reconfigurations (cardiovascular disease, major trauma, and emergency services). He was Chair of the National Specialized Commissioning Clinical Reference Group for Vascular Services. He is a founder of the British Society for Endovascular Therapy, a past Council Member of the Vascular Society, was Chairman of the Vascular Society Annual Scientific Meeting and was awarded a Lifetime Achievement Award by the Vascular Society of Great Britain and Ireland in 2017.

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

Number of Meetings

During the fiscal year ended December 31, 2024, our Board of Directors met seven times, the audit committee met five times, the compensation committee met seven times, and the nominating and corporate governance committee did not meet. In the fiscal year ended December 31, 2024, our directors attended 97% of the meetings of the Board and committees on which he or she served as a member.

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

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors attended our 2024 virtual annual meeting of stockholders held on November 26, 2024.

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

The foregoing description of our Compensation Recovery Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to the registration statement filed on January 31, 2025 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2024 and 2023 to our Chief Executive Officer (principal executive officer), and our Chief Financial Officer (principal accounting officer). We refer to these individuals as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary	Bonus	Stock Award	Option Award		Non-Equity Incentive Compensation		Non-Qualified Deferred Compensation		All Other Compensation		Total

R. Kirk Huntsman (1)	2024	$408,700	$-	$-	$801,578	(4)	$77,695	(5)	$-	(6)	$18,933	(7)	$1,306,906
Chief Executive Officer	2023	373,487	-	$-	-	(4)	-	(5)	$175,543	(6)	18,765	(7)	$567,794

Bradford Amman (2)	2024	$267,637	$-	$-	$390,824	(4)	$26,365	(5)	$-	(6)	$21,952	(7)	$705,919
Chief Financial Officer	2023	253,656	$-	$-	-	(4)	-	(5)	$64,513	(6)	21,952	(7)	$340,121

(1)	Mr. Huntsman has served as Chief Executive Officer of our company since September 2016. Since November 2015, Mr. Kirk Huntsman served as Chief Executive Officer of First Vivos, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(2)	Mr. Amman joined our company as Chief Financial Officer in October 2018.

(3)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2024 and 2023.

(4)	Represents annual incentive compensation in accordance with terms of individual employment agreement.

(5)	Represents deferred compensation for salary and incentive compensation in accordance with terms of individual employment agreement.

(6)	Company contributions towards health insurance premiums in 2024 and 2023.

Executive Employment Agreements

Amended and Restated CEO and CFO Employment Agreements

On September 7, 2024, the Board, with the recommendation of the Compensation Committee and with reference to data provided by a third-party compensation consultant, reviewed and approved amended and restated employment agreements for each of R. Kirk Huntsman, the Company’s Chief Executive Officer, and Bradford Amman, the Company’s Chief Financial Officer, Secretary and Treasurer that will take effect on January 1, 2025 (collectively, the “Amended Employment Agreements”). The Amended Employment Agreements supersede and replace in their entirety each of Mr. Huntsman’s and Mr. Amman’s Employment Agreements with the Company, dated October 8, 2020. The capitalized terms used below will have the meanings set forth in the Amendment Employment Agreements unless otherwise defined herein.

Description of the Amended Employment Agreements

The Amended Employment Agreements provides Mr. Huntsman and Mr. Amman, respectively, for: (i) a base salary of $450,000 and $320,000, an increase from $389,595 and $259,648, respectively (ii) a target annual cash incentive compensation bonus equal to 75% and 50% of their respective base salary, payable semi-annually; (iii) Mr. Huntsman and Mr. Amman continued participation in the Company’s long-term equity compensation programs with anticipated future grants having a grant date value that does not exceed 150% and 100% of their respective base salary; and (iv) participation in the Company’s standard employee benefit plans and programs available to the Company’s executives.

The Amended Employment Agreements also provides for certain severance benefits in the event that Mr. Huntsman’s or Mr. Amman’s employment is terminated by the Company other than for Cause (as defined therein), Disability (as defined therein) or death, or if Mr. Huntsman or Mr. Amman resigns for Good Reason (as defined therein).

●	In the event of a termination other than for Cause or for Good Reason, Mr. Huntsman or Mr. Amman (subject to his execution of a release of claims in favor of the Company) shall be entitled to receive: (i) a pro-rated Management Incentive Plan payment; (ii) a cash severance payment equal to 12 months of Mr. Huntsman or Mr. Amman then Base Salary (the “Base Salary Severance”); (iii) a lump cash payment equal to 12 times the monthly premium required to be paid by Mr. Huntsman or Mr. Amman to continue his respective group health care and dental care coverage as in effect for the year in which the termination of employment occurs, based on the monthly COBRA premium in effect as of the termination date; and (iv) all of Mr. Huntsman’s or Mr. Amman’s outstanding equity awards that are not yet vested shall vest in full.

●	In the event Mr. Huntsman or Mr. Amman dies or becomes Disabled, Mr. Huntsman or Mr. Amman or his respective estate (subject to Mr. Huntsman’s or Mr. Amman’s execution of a release of claims in favor of the Company) shall be entitled to receive: (i) a pro-rated Management Incentive Plan payment; (ii) the Base Salary Severance but it shall be reduced from 12 to 6 months; (iii) a lump cash payment equal to 6 times the monthly premium required to be paid by Mr. Huntsman or Mr. Amman to continue his respective group health care and dental care coverage as in effect for the year in which the termination of employment occurs, based on the monthly COBRA premium in effect as of the termination date; and (iv) all of Mr. Huntsman or Mr. Amman’s outstanding equity awards that are not yet vested shall vest in full.

The Amended Employment Agreements also provides for certain severance benefits in the event of a Change in Control (as defined therein).

●	In the event of a Change In Control, and notwithstanding the fact that Mr. Huntsman or Mr. Amman may continue to provide services from and after the Change In Control, on the date of a Change In Control, all of Executive’s outstanding equity awards that are not yet vested shall vest in full.

●	In the event of a termination other than for Cause or for Good Reason during the 12 month period following the Change in Control, Mr. Huntsman or Mr. Amman (subject to his execution of a release of claims in favor of the Company) shall be entitled to receive: (i) a pro-rated Management Incentive Plan payment; (ii) the Base Salary Severance but it shall be increased to 24 months; and (iii) a lump cash payment equal to 24 times the monthly premium required to be paid by Mr. Huntsman or Mr. Amman to continue his respective group health care and dental care coverage as in effect for the year in which the termination of employment occurs, based on the monthly COBRA premium in effect as of the termination date.

The Amended Employment Agreements include standard restrictive covenant precluding both Mr. Huntsman or Mr. Amman from engaging in competitive activities for 24 months following their respective termination of employment for any reason.

Mr. Huntsman will not receive any additional compensation for his service as a member of the Board.

Both Mr. Huntsman and Mr. Amman will also enter into the Company’s new standard form of Employee Confidential Information and Invention Assignment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

			Number of Securities Underlying		Option	Option
	Grant		Unexercised Options		Exercise	Expiration
Name	Date		Exercisable	Unexercisable	Price	Date

R. Kirk Huntsman:
	6 /16/21	(2)	4,000	1,000	$141.00	6/16/26
	2 /25/22	(2)	4,000	1,000	$81.75	2/25/27
	12 /23/22	(1)	13,333	-	$12.00	12/23/27
	12 /23/22	(2)	3,600	2,400	$12.00	12/23/27
	6/20/24	(2)	4,000	16,000	$2.38	6/20/29
	9/7/24	(3)	-	315,421	$2.64	9/7/34

Total for Mr. Huntsman			28,933	335,821

Bradford Amman:
	3 /12/21	(2)	4,000	-	$187.50	3/12/26
	8 /31/21	(2)	1,600	400	$131.50	8/31/26
	2 /25/22	(2)	1,600	400	$81.75	2/25/27
	12 /23/22	(2)	4,800	3,200	$11.93	12/23/27
	6/20/24	(2)	3,000	12,000	$2.38	6/20/29
	9/7/24	(3)	-	149,533	$2.64	9/7/34

Total for Mr. Amman			15,000	165,533

(1)	Stock option grant is fully vested on the grant date.
(2)	Stock option grant vests 20% on the grant date and 20% on each successive anniversary through the following four years.
(3)	Stock option grant vests and becomes exercisable in three installments subject to achievement of the following three performance metrics: (1) quarter over quarter revenue growth of at least 15% over the same prior year quarter, (2) total stockholder return from date of grant, and (3) positive cash flow for two consecutive quarters.

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

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid In Cash	Stock Awards $	Option Awards $ (6)	Total

Leonard J. Sokolow (1)	$63,000	$-	$7,840	$70,840
Matthew Thompson, M.D. (2)	$63,000	$-	$7,840	$70,840
Mark F. Lindsay (3)	$58,000	$-	$7,840	$65,840
Anja Krammer (4)	$58,000	$-	$7,840	$65,840
Ralph E. Green, DDS, MBA (5)	$58,000	$-	$7,840	$65,840

(1)	Mr. Sokolow commenced service as a member of the Board on June 19, 2020.

(2)	Mr. Thompson commenced service as a member of the Board on June 19, 2020.

(3)	Mr. Lindsay commenced service as a member of the Board on June 19, 2020.

(4)	Ms. Krammer commenced service as a member of the Board on June 19, 2020.

(5)	Mr. Green commenced service as a member of the Board on June 19, 2020.

(6)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 9 to our audited financial statements for the fiscal year ended December 31, 2024.

Equity Compensation Plan Information

The following table summarizes the outstanding number of awards granted under the 2017 Plan, the 2019 Plan and the 2024 Omnibus Plan as of December 31, 2024.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	53,333	$—	—
2019 Plan (2)	174,380	$—	—
2024 Omnibus Plan (3)	1,600,000	$—	579,513
Total	1,827,713	$57.35	579,513

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,380 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan.

(3)	The 2024 Omnibus Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,600,00 shares for issuance under the 2024 Omnibus Plan.

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

Awards under the 2017 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of the Board of Directors. Awards under the 2017 Plan generally will not be transferable other than by will or inheritance laws. The Board of Directors has the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the recipient cease service to the Company while holding such unvested shares, we have the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

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

Awards under the 2019 Plan may be in the form of incentive or non-statutory stock options or stock directly at the discretion of the Board of Directors. Awards under the 2019 Plan generally will not be transferable other than by will or inheritance laws. The Board of Directors has the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the recipient cease service to the Company while holding such unvested shares, we have the right to repurchase, at the exercise price paid per share, any or all of those unvested shares.

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

2024 Omnibus Plan Summary

Purpose. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of the Company’s stockholders by providing the participants with an incentive for outstanding performance.

Eligible Participants. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of October 4, 2024, we had five non-employee directors, two officers, 105 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers ten employees, and three consultants.

Effective Date. The 2024 Omnibus Plan will remain in effect until it expires 10 years thereafter or, if sooner, is terminated by the Board.

Types of Awards. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”).

Administration. The 2024 Omnibus Plan shall be administered by the Compensation Committee of the Board or, with respect to non-employee directors, the Board. The Compensation Committee shall consist of 2 or more individuals, each of whom qualifies as: (a) a “non-employee director” as defined in Rule 16b-3(b)(3) of the General Rules and Regulations of the Exchange Act; and (b) “independent” for purposes of the Nasdaq Listing Rules (or rules of any other exchange upon which the Stock is then traded), in each case, as each such rule or regulation is in effect from time to time. All references in the 2024 Omnibus Plan to the “Compensation Committee” shall be, as applicable, to the Board or the Compensation Committee. The Compensation Committee has board power and authority to administer the 2024 Omnibus Plan including, without limitation, to interpret the terms of, and determine any matter arising pursuant to, the 2024 Omnibus Plan or any award agreement, to correct any defects and reconcile any inconsistencies in the 2024 Omnibus Plan or any award agreement, and to make all other decisions or determinations that may be required pursuant to the 2024 Omnibus Plan or an award agreement.

Share Reserve. Subject to adjustment as provided below, the maximum aggregate number of shares of Common Stock that may be issued pursuant to Awards granted under the 2024 Omnibus Plan will be 1,600,000 shares of Common Stock (the “Share Pool”). No awards will be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan. Shares of Common Stock granted under the 2024 Omnibus Plan will consist, in whole or in part, of authorized and unissued Common Stock or of treasury Common Stock or of Common Stock purchased on the open market.

Solely for purposes of counting the number of shares of Common Stock available for grant under the 2024 Omnibus Plan, the following share counting rules shall apply:

●	Each share of Common Stock that is subject to an Award granted under 2024 Omnibus Plan shall reduce the Share Pool by one (1) shares of Common Stock. If the shares of Common Stock are not delivered in connection with any Award because the Award is settled in cash rather than in Common Stock, no Common Stock shall be counted against the Share Pool.

●	If, after the effective date, any Award granted under the 2024 Omnibus Plan is forfeited or otherwise expires, terminates or is canceled or forfeited without the delivery of all Common Stock subject thereto, or is settled other than wholly by delivery of Common Stock (including cash settlement), then, the number of shares of Common Stock subject to such Award shall be added to the Share Pool as one (1) Common Stock.

●	The following shares of Common Stock shall not be added to the Share Pool upon the occurrence of any of the following: (a) Common Stock tendered or withheld by the Company in payment of the exercise price of an option Award under the 2024 Omnibus Plan; (b) Common Stock tendered or withheld by the Company to satisfy any tax withholding obligation with respect to an Award under the 2024 Omnibus Plan; (c) Common Stock subject to a SAR under the 2024 Omnibus Plan that are not issued in connection with its stock settlement on exercise thereof; and (d) Common Stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options under the 2024 Omnibus Plan.

Other Plan Limits. The maximum aggregate number of shares of Common Stock in the Share Pool that may be issued pursuant to ISOs is 1,600,000 (the “ISO limit”).

Limit for Non-Employee Directors. The aggregate grant date fair value of Awards (including Share-based and cash-based Awards) that may be granted under the 2024 Omnibus Plan to a non-employee director, plus the aggregate amount of all cash payments made to such non-employee director, for service as director during any fiscal year may not exceed $550,000.

Adjustments. In the event of any recapitalization, reclassification, stock dividend, stock split, reverse stock split, rights offering, spin-off, other distribution with respect to the shares of Common Stock, any “equity restructuring” (as defined in Accounting Standards Codification 718), or any similar corporate transaction the Compensation Committee shall, to the extent it deems equitable and appropriate to prevent dilution or enlargement of rights, make a proportionate adjustment in: (a) the number and class of shares of Common Stock made available for grant; (b) the number of shares of Common Stock set forth in Section 7.2(h) of the 2024 Omnibus Plan and any other similar numeric limit expressed in the 2024 Omnibus Plan; (c) the number and class of and/or price of the Common Stock, units, or other rights subject to the then-outstanding Awards; (d) the performance targets or goals appropriate to any outstanding Awards; or (e) any other terms of an Award that are affected by the event.

Description of Awards

Stock Options. A stock option is a right to purchase Common Stock in the future at an exercise price determined by the Compensation Committee at the date of grant. Generally, the per-Share exercise price for stock options will not be less than the fair market value on the date of grant (and not less than 110% of such fair market value for ISO grants made to holders of more than 10% of the Company’s voting power). The terms and conditions of stock options (including exercise price and vesting) will be determined by the Compensation Committee subject to limits set forth in the 2024 Omnibus Plan and as set forth in the applicable award agreement. All stock options granted under the 2024 Omnibus Plan will be NQSOs unless the applicable award agreement expressly states that the stock option is intended to be an ISO. All terms and conditions of all grants of ISOs will be subject to Section 422 of the Code and the regulations promulgated thereunder. The maximum term for an option is 10 years.

The exercise price of a stock option will be permitted to be paid with cash or its equivalent (e.g., check) or, in the sole and plenary discretion of the Compensation Committee, in Common Stock (whether or not previously owned by the holder) having a fair market value equal to the aggregate option price for the Shares being purchased and satisfying such other requirements as may be imposed by the Compensation Committee; partly in cash and, to the extent permitted by the Compensation Committee, partly in such Common Stock or, subject to such requirements as may be imposed by the Compensation Committee, through the delivery of irrevocable instructions to a broker to sell Common Stock obtained upon the exercise of the Option and to deliver promptly to the Company an amount out of the proceeds of such sale equal to the aggregate Option Price for the Common Stock being purchased.

SARs. A SAR is an unfunded and unsecured promise to deliver Common Stock or cash equal to the appreciation of the Fair Market Value of a Common Stock over an exercise price. The per-Common Stock exercise price of a SAR will not be less than the Fair Market Value per Common Stock on the date of grant. Each SAR will be vested and exercisable at such time, in such manner and subject to such terms and conditions as the Compensation Committee may, in its discretion, specify in the applicable award agreement or thereafter. Upon exercise of a SAR, the holder will receive the value of the appreciation in the Common Stock subject to the SAR over the exercise price. SARs will be permitted to be settled in cash or Common Stock or a combination, as determined by the Compensation Committee. The maximum term for a SAR is 10 years.

Restricted Stock. A share of restricted stock will be an actual Common Stock granted under the 2024 Omnibus Plan that will be subject to certain transfer restrictions, forfeiture provisions and/or other terms and conditions specified in the 2024 Omnibus Plan and in the applicable award agreement. The terms and conditions of restricted shares will be determined by the Compensation Committee and set forth in the applicable award agreement, including the vesting schedule, vesting criteria (including any performance goals), term and methods and form of settlement. Restricted shares will be evidenced in such manner as the Compensation Committee may determine. Any restricted stock granted under the 2024 Omnibus Plan shall be evidenced in such manner as the Compensation Committee may deem appropriate, including book-entry registration or issuance of a stock certificate or certificates (in which case, the certificate(s) representing such Common Stock shall be legended as to sale, transfer, assignment, pledge or other encumbrances during the restriction period and deposited by the holder, together with a stock power endorsed in blank, with the Company, to be held in escrow during the restriction period).

Other Stock-Based Awards (Including RSUs and Stock Grants and Stock Units and Performance Units). Another stock-based award is an equity-based or equity-related compensation Award not previously described above. Outright grants of fully vested Common Stock (whether payable in cash, equity or otherwise), performance units, restricted stock units, and dividend equivalents. The Compensation Committee will determine the amounts and terms and conditions of any such Awards, provided that they comply with applicable laws. Dividends or dividend equivalents, payable in cash, shares of Common Stock, or a combination thereof, on a deferred basis, on such terms and conditions as may be determined by the Compensation Committee in its sole discretion. Notwithstanding the foregoing, any dividends (including payable in connection with restricted stock) or dividend equivalents (payable in connection with awards other than options or SARs or cash-settled phantom awards) shall in all events be subject to the same restrictions and risk of forfeiture as the underlying award and shall not be paid unless and until the underlying award is vested or earned.

Description of Other Plan Terms

Change of Control. Except as otherwise provided in an award agreement or employment agreement, upon the closing of a transaction that results in a Change of Control, then: (a) all Awards that are subject to restrictions based solely on the passage of time shall become fully vested, exercisable and all restrictions on such Awards shall lapse; and (b) any Awards that are subject to restrictions based on the attainment of Performance Goals shall immediately vest in full at the greater of the target level of performance or actual performance through the date of the closing of the Change of Control. In addition, upon, or in anticipation of, a Change of Control, the Compensation Committee may: (1) cause all or a part of outstanding Awards to be cancelled and terminated as of a specified date and give each participant the right to exercise such Awards during a period of time as the Committee, in its sole discretion, shall determine; or (2) cause all or a part of outstanding Awards to be cancelled and terminated as of a specified date in exchange for a payment or right to payment pursuant to the terms and conditions set forth in the Change of Control transaction documents if, and only if, the participant signs (and not revoke) an equity award termination agreement and release of claims in favor of the Company.

Amendment and Termination. With the approval of the Board, at any time and from time to time, the Compensation Committee may terminate, amend or modify the Plan; provided, however, that any such action of the Compensation Committee shall be subject to the approval of the stockholders to the extent necessary to comply with any applicable law, regulation, or rule of the stock exchange on which the shares of Stock are listed, quoted or traded. Except as provided in Section 4.4 of the 2024 Omnibus Plan, neither the Board nor the Compensation Committee may, without the approval of stockholders: (a) increase the number of shares available for grant under the 2024 Omnibus Plan; (b) permit the Compensation Committee to grant Options or SARs with an exercise price or base value that is below Fair Market Value on the Date of Grant; (c) permit the Compensation Committee to extend the exercise period for an Option or SAR beyond 10 years from the Date of Grant; (d) amend Section 7.1(e) of the 2024 Omnibus Plan to permit the Compensation Committee to reprice previously granted Options; (e) amend Section 8.1(e) of the 2024 Omnibus Plan to permit the Compensation Committee to reprice previously granted SARs; (f) extend the duration of the 2024 Omnibus Plan; or (g) expand the type of awards available for grant under the 2024 Omnibus Plan or expand the class of participants eligible to participate in the 2024 Omnibus Plan.

Assignability. No right or interest of a participant in any Award may be pledged, encumbered, or hypothecated to, or in favor of, any party other than the Company or any subsidiary or affiliate, or shall be subject to any lien, obligation, or liability of such participant to any other party other than the Company or any subsidiary or affiliate and except as otherwise provided by the Compensation Committee, no Award shall be assigned, transferred, or otherwise disposed of by a participant other than by will or the laws of descent and distribution or, if applicable, until the expiration of any period during which any restrictions are applicable or any performance period as determined by the Compensation Committee. To the extent permitted by applicable law, the Compensation Committee shall have the authority to adopt a policy that is applicable to existing Awards, new Awards, or both, which permits a participant to transfer Awards during his or her lifetime to any family member.

Withholding. The Company or any subsidiary shall have the power and the right to deduct or withhold automatically from any amount deliverable under the award or otherwise, or require a holder to remit to the Company, up to the maximum statutory amount necessary (or such lower amount that will not cause an adverse accounting consequence or cost to the Company, in the applicable jurisdiction, to satisfy any federal, state, and local taxes, domestic or foreign, required by law or regulation to be withheld with respect to any taxable event arising as a result of the 2024 Omnibus Plan. With respect to required withholding, holders may elect (subject to the Company’s automatic withholding right set out above), subject to the express approval of the Compensation Committee, to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having a fair market value on the date the tax is to be determined equal to the amount necessary to satisfy any federal, state, and local taxes, domestic or foreign taxes that could be imposed on the transaction.

Clawback. Notwithstanding any provision of the Plan to the contrary, in an award agreement, the Committee shall include provisions calling for the recapture or clawback of all or any portion of an Award to the extent necessary to comply with applicable law, including, but not limited to, the final rules issued by the Securities and Exchange Commission and the Nasdaq Listing Rules (or any other exchange upon which the Stock is then listed) pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Committee also may include other clawback provisions in the Award Agreement as it determines to be appropriate. By accepting an Award, each participant agrees to be bound by, and comply with, any such recapture or clawback provisions and with any Company request or demand for recapture or clawback, including, without limitation, the provisions of the Company’s Executive Compensation Clawback Policy, as such Policy may be amended from time to time.

U.S. Federal Income Tax Consequences

The United States federal income tax consequences of the issuance and/or exercise of equity-based awards under the 2024 Omnibus Plan are as follows. The summary is based on the law as in effect on December 31, 2024. The summary does not discuss state or local tax consequences or non-U.S. tax consequences.

As a general rule, with the exception of a fully vested stock grant or stock unit award, a participant will not recognize taxable income with respect to any award at the time of grant. A participant will recognize income on a stock grant award or stock unit award at the time of grant and, subject to any deduction limitations set forth in the Internal Revenue Code, the Company will be entitled to a concurrent income tax deduction equal to the ordinary income recognize by the participant.

Incentive Stock Options. An ISO results in no taxable income to the optionee or a deduction to the Company at the time it is granted or exercised for regular federal income tax purposes. However, upon exercise, the excess of the fair market value of the Shares acquired over the option exercise price is an item of adjustment in computing the alternative minimum taxable income of the optionee, if applicable. If the optionee holds the Shares received as a result of an exercise of an ISO for the later of two years from the date of the grant or one year from the date of exercise, then the gain realized on disposition of the Shares is treated as a long-term capital gain. If the Shares are disposed of during this period, however (i.e., a “disqualifying disposition”), then the optionee will include into income, as compensation for the year of the disposition, an amount equal to the excess, if any, of the fair market value of the Shares, upon exercise of the option over the option exercise price (or, if less, the excess of the amount realized upon disposition of the Shares over the option exercise price). Any additional gain or loss recognized upon the disposition will be recognized as a capital gain or loss by the optionee. In the event of a disqualifying disposition, subject to any deduction limitations set forth in the Internal Revenue Code, the Company will be entitled to a deduction, in the year of such a disposition, in an amount equal to the amount includible in the optionee’s income as compensation. The optionee’s tax basis in the Shares acquired upon exercise of an ISO is equal to the option price paid, plus any amount includible in his or her income as a result of a disqualifying disposition. Any further gain realized by the optionee will be taxed as short-term or long-term capital gain and will not result in any deduction by the Company. A disqualifying disposition occurring in the same calendar year as the year of exercise would eliminate the alternative minimum tax effect of the ISO exercise.

The foregoing summary of tax consequences associated with the exercise of an ISO and the disposition of Shares acquired upon exercise of an ISO assumes that the ISO is exercised during employment or within three months following termination of employment. The exercise of an ISO more than three months following termination of employment will result in the tax consequences described below for NQSOs, except that special rules apply in the case of disability or death. An individual’s stock options otherwise qualifying as ISOs will be treated for tax purposes as NQSOs (and not as ISOs) to the extent that, in the aggregate, they first become exercisable in any calendar year for stock having a fair market value (determined as of the date of grant) in excess of $100,000.

NQSOs. An NQSO results in no taxable income to the optionee or deduction to the Company at the time it is granted. An optionee exercising an NQSO will, at that time, realize taxable compensation in the amount equal to the excess of the then fair market value of the Shares over the option exercise price. Subject to any deduction limitations set forth in the Internal Revenue Code, the Company will be entitled to a deduction for federal income tax purposes in the year of exercise in an amount equal to the taxable compensation realized by the optionee. The optionee’s tax basis in Shares received upon exercise is equal to the sum of the option exercise price plus the amount includible in his or her income as compensation upon exercise.

Any gain (or loss) upon subsequent disposition of the Shares will be a long or short-term capital gain to the optionee (or loss), depending upon the holding period of the Shares. The foregoing summary assumes that the Shares acquired upon exercise of an NQSO option are not subject to a substantial risk of forfeiture.

Stock Appreciation Rights. The grant of a SAR results in no taxable income to the holder or a deduction to the Company at the time of grant. A holder of a SAR will, at the time of exercise, realize taxable compensation in the amount equal to the excess of the then fair market value of the Shares over the option exercise price. Subject to any deduction limitations set forth in the Internal Revenue Code, the Company will be entitled to a deduction for federal income tax purposes in the year of exercise in an amount equal to the taxable compensation realized by the holder of the SAR. To the extent the SAR is settled in Shares, any additional gain or loss recognized upon any later disposition of the Shares will be capital gain or loss.

Restricted Stock Awards. A holder acquiring restricted stock generally will recognize ordinary income equal to the fair market value of the Shares on the date the Shares are no longer subject to a substantial risk of forfeiture (and are freely transferable) unless the holder has elected to make a timely election pursuant to Section 83(b) of the Code, in which case, the holder will recognize ordinary income on the date the Shares were acquired. Upon the sale of Shares acquired pursuant to a restricted stock award, any gain or loss, based on the difference between the sale price and the fair market value upon which the holder recognized ordinary income, will be taxed as a capital gain or loss. Subject to any deduction limitations set forth in the Internal Revenue Code, the Company generally should be entitled to a deduction equal to the amount of ordinary income recognized by the holder on the determination date.

Other Stock-Based Awards. The grant of restricted stock units, performance units, or other stock-based awards will result in no taxable income to the holder or deduction to the Company. A holder awarded one of these awards will recognize ordinary income in an amount equal to the fair market value of the cash or Shares delivered to the holder on the settlement date. Where an award is settled in the Shares, any additional gain or loss recognized upon the disposition of such shares or property will be capital gain or loss. Subject to any deduction limitations set forth in the Internal Revenue Code, the Company generally should be entitled to a deduction equal to the amount of ordinary income recognized by the holder on the determination date.

Section 409A. Section 409A of the Code imposes restrictions on non-qualified deferred compensation. Failure to satisfy these rules will result in accelerated taxation, an additional tax to the holder of the amount equal to 20% of the deferred amount and a possible interest charge. Stock options granted with an exercise price that is not less than the fair market value of the underlying Shares on the date of grant will not give rise to “deferred compensation” for this purpose unless they involve additional deferral features. Stock options that will be awarded under the 2024 Omnibus Plan are intended to be eligible for this exception. In addition, it is intended that the provisions of the 2024 Omnibus Plan comply with Section 409A of the Code, and all provisions of the 2024 Omnibus Plan will be construed and interpreted in a manner consistent with the requirements for avoiding taxes or penalties under these rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of our Common Stock as of March 31, 2025, for:

●	each person known to us to be the beneficial owner of more than 5% of our Common Stock;

●	each named executive officer;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Vivos Therapeutics, Inc., 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 5,889,520 shares of our Common Stock outstanding March 31, 2025.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock underlying convertible securities of our company held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Owned
Name of Director and Officer Beneficial Owners	Number	Percent

R. Kirk Huntsman (2)	101,994	1.73%
Bradford Amman (3)	16,227	*	%
Mark F. Lindsay (4)	7,067	*	%
Anja Krammer (5)	7,067	*	%
Ralph E. Green, DDS, MBA (6)	7,067	*	%
Leonard J. Sokolow (7)	7,467	*	%
Matthew Thompson, M.D. (8)	7,067	*	%
All executive officers and directors as a group (7 persons) (9)	153,956	2.61%

	Shares of Common Stock Owned
Name of 5% Stockholder Beneficial Owners	Number	Percent

V-CO Investors, LLC (1)	514,498	8.74%
All 5% stockholders as a group (1 person)	514,498	8.74%

* Less than 1%.

(1)	Per Schedule 13G filed on December 17, 2024, V-CO Investors, LLC (“V-CO”) is the beneficial owner of 514,498 shares of Common Stock. V-CO has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its manager, SP Manager, LLC (“Manager”) and Mike Skaff. The Manager is the investment manager of V-CO. Michael Skaff is the managing director of the Manager. The Manager and Michael Skaff may be deemed to beneficially own the Common Stock (“Shares”) directly beneficially owned by V-CO. Each Reporting Person disclaims beneficial ownership with respect to any Shares other than the Shares directly beneficially owned by each entity or individual. The principal business address of V-CO is Two Towne Square, Suite 810, Southfield, MI 48076.

(2)	R. Kirk Huntsman beneficially owns (i) indirectly 69,600 shares of Common Stock through Coronado V Partners, LLC, of which Mr. Huntsman is a member and manager and (ii) 3,461 shares of Common Stock purchased in the open market. Includes 28,933 shares of Common Stock issuable upon exercise of options held by R. Kirk Huntsman, all of which are exercisable within 60 days. Excludes 335,821 shares of Common Stock underlying unvested options. R. Kirk Huntsman and his wife are the members and managers of Coronado V Partners, LLC. As such, Mr. Huntsman may be deemed to have shared voting and dispositive power of all securities beneficially owned by Coronado V Partners, LLC reported herein.

(3)	Bradford Amman is our Chief Financial Officer, Treasurer and Secretary. Includes 16,547 shares of Common Stock issuable upon exercise of options, all of which are exercisable within 60 days, and 80 shares of Common Stock purchased in the open market. Excludes 163,986 shares of Common Stock underlying unvested options.

(4)	Includes 7,067 shares of Common Stock issuable upon exercise of options held by Mark F. Lindsay, all of which are exercisable within 60 days.

(5)	Includes 7,067 shares of Common Stock issuable upon exercise of options held by Anja Krammer, all of which are exercisable within 60 days.

(6)	Includes 7,067 shares of Common Stock issuable upon exercise of options held by Ralph E. Green, DDS, MBA, all of which are exercisable within 60 days.

(7)	Includes 7,467 shares of Common Stock issuable upon exercise of options held by Leonard J. Sokolow, all of which are exercisable within 60 days.

(8)	Includes 7,067 shares of Common Stock issuable upon exercise of options held by Matthew Thompson M.D., all of which are exercisable within 60 days.

(9)	Includes: (i) 81,215 shares of Common Stock issuable upon exercise of options held by this group, of which all are exercisable within 60 days. Excludes 499,807 shares of Common Stock underlying unvested options.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Moss Adams, LLP (“Moss Adams”), Denver, Colorado (PCAOB ID No. 659) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2024 and 2023.

The table below presents the aggregate fees billed for professional services rendered by Moss Adams and Plante Moran for the years ended December 31, 2024 and 2023.

	2024			2023
	Amount		Percent	Amount		Percent

Audit fees	$362,900	(1)	100%	$333,425	(1)	100%
Audit-related fees	-		0%	-		0%
Tax fees	-		0%	-		0%
All other fees	-		0%	-		0%

Total	$362,900		100%	$333,425		100%

(1)	These fees were all paid to Moss Adams.

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $100,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Moss Adams during 2024 and 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The consolidated financial statements, together with the reports thereon of Moss Adams, LLP dated March 31, 2025, respectively, is included in Part II, Item 8 of this document and filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

(3) Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023.(8)

4.1	Form of Stock Certificate. (1)

4.2	Form of Representative’s Warrant in connection with the Company’s initial public offering. (2)

4.3	Form of Representative’s Warrant in connection with the Company’s May 2021 follow-on offering. (5)

4.4	Form of Common Stock Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (7)

4.5	Form of Pre-Funded Warrant, dated January 9, 2023, issued to the investor in the January 2023 private placement (7)

4.6	Form of Series A Common Stock Purchase Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.7	Form of Series B Common Stock Purchase Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.8	January 2023 Warrant Amendment, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.9	Form of Pre-Funded Warrant, dated November 2, 2023, issued to the investor in the November 2023 private placement.(9)

4.10	Form of Series B-1 Common Stock Purchase Warrant, issued to the investor in the February 2024 Inducement Transaction (11)

4.11	Form of Series B-2 Common Stock Purchase Warrant, issued to the investor in the February 2024 Inducement Transaction (11)

4.12	Pre-Funded Warrant, dated June 10, 2024, issued to V-CO Investors LLC. (13)

4.13	Warrant, dated June 10, 2024, issued to V-CO Investors LLC. (13)

4.14	Form of Purchase Warrant (16)

4.15	Form of Placement Agent Warrant (16)

10.1	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between R. Kirk Huntsman and Vivos Therapeutics, Inc. (3) †

10.2	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between Bradford Amman and Vivos Therapeutics, Inc. (3) †

10.3	Vivos Therapeutics, Inc. 2017 Stock Option and Stock Issuance Plan. (1)

10.4	Vivos Therapeutics, Inc. 2019 Stock Option and Stock Issuance Plan. (1)

10.5	Licensing, Distribution, and Marketing Agreement dated February 12, 2021 between the Company and MyCardio, LLC. (4)+

10.6	Sales Agreement dated February 7, 2022, between the Company and Roth Capital Partners, LLC.(6)

10.7	Form of Securities Purchase Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (7)

10.8	Form of Registration Rights Agreement, dated January 5, 2023, between the Company and the investor in the January 2023 private placement (7)

10.9	Placement Agency Agreement, dated January 5, 2023, between the Company and Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (7)

10.10	Form of Securities Purchase Agreement, dated November 2, 2023, between the Company and the investor in the November 2023 private placement (9)

10.11	Form of Registration Rights Agreement, dated November 2, 2023, between the Company and the investor in the November 2023 private placement (9)

10.12	Placement Agency Agreement, dated November 2, 2023, between the Company and A.G.P./Alliance Global Partners (9)

10.13	Warrant Inducement Agreement, dated February 14, 2024, between the Company and the investor in the February 2024 Inducement Transaction (11)

10.14	Securities Purchase Agreement by and between the Company and V-CO Investors LLC, dated as of June 10, 2024 (14)

10.15	Strategic Alliance Agreement by and between VIS Providers, PLLC and Rebis Health Holdings, LLC, dated as of June 10, 2024 (14)

10.16	Management Services Agreement by and between the Company, Airway Integrated Management Company, LLC, and V-CO Investors LLC, dated as of June 10, 2024 (14)

10.17	Form of Purchase Agreement for September 2024 financing (15)

10.18	Form of Placement Agent Warrant for September 2024 financing (15)

10.19	Form of Purchase Agreement for December 2024 financing (16)

19.1	Insider Trading Policy and Compliance Manual (10)

21.1	List of Subsidiaries. *

23.1	Consent of Moss Adams, LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation., adopted as of December 1, 2023 (12)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 19, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 26, 2020.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.

(6)	Incorporated by refence to the Company’s Registration Statement on Form S-3, filed with the SEC on February 7, 2022.

(7)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2023.

(8)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

(9)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

(10)	Incorporated by refence to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023.

(11)	Incorporated by refence to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2024.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on July 30, 2024.

(14)	Incorporated by reference to the Company’s Quarterly Report for the period ended June 30, 2024, filed with the SEC on August 14, 2024.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2024.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024.

†	Includes management contracts and compensation plans and arrangements
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS THERAPEUTICS, INC.

Date:	March 31, 2025	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

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

-131-