Form 10-Q
period 2025-03-31
Vivos Therapeutics, Inc.
filed 2025-05-15
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025
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

The registrant had 5,889,520 shares of its common stock, $0.0001 par value per share, outstanding as of May 15, 2025.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances, including our pending acquisition of The Sleep Center of Nevada, the closing of which is subject to a number of contingencies;

●	the acceptance and adoption by dentists, sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (or FDA) clearances;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to dentists, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our potential profit margin from sales of our appliances and other treatments and services and leases of SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our recently implemented strategic alliance and/or acquisition model, SleepImage® home sleep apnea test and our arrangements with sleep clinics and durable medical equipment companies (“DMEs”));

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance by the professional medical and dental community, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	the emergence of alternative technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Business” and other sections in this Report as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our other public filings. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2025	December 31, 2024

Current assets
Cash and cash equivalents	$2,342	$6,260
Accounts receivable, net of allowance of $363 and $390, respectively	718	430
Prepaid expenses and other current assets	547	783

Total current assets	3,607	7,473

Long-term assets
Goodwill	2,843	2,843
Property and equipment, net	3,308	3,350
Operating lease right-of-use asset	951	1,032
Intangible assets, net	358	370
Deposits and other	215	216

Total assets	$11,282	$15,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,206	$1,098
Accrued expenses	1,784	2,234
Current portion of contract liabilities	572	896
Current portion of operating lease liability	467	477
Other current liabilities	672	273

Total current liabilities	4,701	4,978

Long-term liabilities
Contract liabilities, net of current portion	22	97
Employee retention credit liability	1,220	1,220
Operating lease liability, net of current portion	932	1,035

Total liabilities	6,875	7,330

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 5,889,520 shares as of March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	112,458	112,141
Accumulated deficit	(108,051)	(104,187)
Total stockholders’ equity	4,407	7,954
Total liabilities and stockholders’ equity	$11,282	$15,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Product revenue	$1,813	$1,674
Service revenue	1,203	1,745
Total revenue	3,016	3,419

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,507	1,482

Gross profit	1,509	1,937

Operating expenses
General and administrative	4,892	4,921
Sales and marketing	358	655
Depreciation and amortization	177	146

Total operating expenses	5,427	5,722

Operating loss	(3,918)	(3,785)

Non-operating income (expense)
Other expense	(4)	(1)
Other income	58	23
Loss before income taxes	(3,864)	(3,763)

Net loss	$(3,864)	$(3,763)

Net loss per share (basic and diluted)	$(0.45)	$(1.63)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	8,595,288	2,308,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Three Months Ended March 31, 2025 and 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	$2,731,270	$-	$97,396	$(96,814)	$582

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	-	(3,864)	(3,864)
Balances, March 31, 2025
	$5,889,520	$-	$112,458	$(108,051)	$4,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,864)	$(3,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	317	293
Depreciation and amortization	177	146
Fair value of warrants issued for services	-	6
Changes in operating assets and liabilities:
Accounts receivable	(288)	(324)
Operating lease liabilities, net	(33)	(30)
Prepaid expenses and other current assets	236	141
Deposits	1	4
Accounts payable	109	354
Accrued expenses	(450)	132
Other liabilities	398	21
Contract liability	(399)	504

Net cash used in operating activities	(3,796)	(2,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(122)	(151)

Net cash used in investing activities	(122)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of pre-funded warrants	-	3,941
Payments for issuance costs	-	(306)

Net cash provided by financing activities	-	3,635

Net increase (decrease) in cash and cash equivalents	(3,918)	968
Cash and cash equivalents at beginning of year	6,260	1,643

Cash and cash equivalents at end of year	$2,342	$2,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 1 - ORGANIZATION, DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

BioModeling Solutions, Inc. (“BioModeling”) was organized on March 20, 2007 as an Oregon limited liability company, and subsequently incorporated in 2013. On August 16, 2016, BioModeling entered into a share exchange agreement (the “SEA”) with First Vivos, Inc. (“First Vivos”), and Vivos Therapeutics, Inc. (“Vivos”), a Wyoming corporation established on July 7, 2016 to facilitate the SEA transaction. Vivos was formerly named Corrective BioTechnologies, Inc. until its name changed on September 6, 2016 to Vivos Biotechnologies and on March 2, 2018 to Vivos Therapeutics, Inc. and had no substantial pre-combination business activities. First Vivos was incorporated in Texas on November 10, 2015. Pursuant to the SEA, all of the outstanding shares of common stock and warrants of BioModeling and all of the shares of common stock of First Vivos were exchanged for newly issued shares of common stock and warrants of Vivos, the legal acquirer.

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

We offer a suite of diagnostic and support products and services to dental and medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) AireO2 (an electronic health record program designed specifically for use by dentists treating sleep patients), (iii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iv) Billing Intelligence Services (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at our Vivos Institute in Denver, Colorado, (vi) MyoCorrect, a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform, and (vii) our Medical Integration Division (“MID”), which historically has managed independent medical practices under management and development agreements which paid us from six (6%) to eight (8%) percent of all net revenue from sleep-related services as well as development fees. With the shift in focus to the alliance-based marketing and distribution model described below, the MID will be pursuing strategic alliances and acquisitions of sleep centers to provide better options using Vivos products for patients who have been diagnosed with OSA.

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

Over the course of 2024 and first quarter of 2025, we worked to pivot our business strategy and began to steadily decrease our prior dependence on dentists to sell our products and our dependence on VIP enrollment revenue. This new business strategy is focused on contractual alliances with and outright acquisitions of sleep specialty providers, sleep centers and others and is based on a profit-sharing model between us and the provider which aligns our revenue generation more directly to sales of our novel appliances.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2024 audited consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. We currently expect to retain our status as an EGC through December 31, 2025, but this status could end sooner under certain circumstances.

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

Service Revenue

VIP Enrollment Revenue

As part of our historic business model based on VIP enrollment revenue and related appliance sales, we review our VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. While we have pivoted our marketing and distribution model over the last year, we still recognize legacy VIP enrollment revenue. All program enrollees, irrespective of their level of enrollment, are commonly referred to as VIPs, unless it is necessary to specify their particular program. Once it is determined that a contract exists (i.e., a VIP enrollment agreement is executed and payment is received), service revenue related to VIP enrollments is recognized when the underlying services are performed. The price of the Premier VIP enrollment that the VIP pays upon execution of the contract is significant, running at approximately $23,200, with different entry levels for the various programs described above. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. We recognize this revenue as performance obligations are met. Accordingly, the contract liability for unearned revenue is a significant liability for us. Provisions for discounts are provided in the same period that the related revenue from the products and/or services is recorded.

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

VIP enrollment fees include multiple performance obligations which vary on a contract-by-contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six- or twelve-month BIS subscription, a marketing package, lab credits and the right to sell our appliances. We allocate the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

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

Given that our alliance-based marketing and distribution model is relatively new and has yet to generate significant revenues, we are in the process of developing and implementing our revenue recognition plan for revenues derived from such model.

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

As we shift to our new strategic alliance and acquisition business model, we expect to derive a greater portion of our revenues from management and services fees earned from the management of certain subsidiaries that have been established to manage and operate sleep and airway medicine centers in select markets with established patient bases who are diagnosed with OSA or other sleep related breathing disorders. Although we will continue to sell our products and services to trained and qualified VIP dentists, we eventually expect the revenue from our new strategic alliance and acquisitions business model to constitute the vast majority of service revenue for us.

Allocation of Revenue to Performance Obligations

We identify all goods and services that are delivered separately under a sales arrangement and allocate revenue to each performance obligation based on relative fair values. These fair values approximate the prices for the relevant performance obligation that would be charged if those services were sold separately and are recognized over the relevant service period of each performance obligation. After allocation to the performance obligations, any remainder is allocated to the right to sell under the residual method and is recognized over the estimated customer life. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue).

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

Product Revenue

In addition to revenue from services, we also generate revenue from sales of our line of oral devices and preformed guides (known as appliances or systems) to our customers, the VIP dentists or OSA patients directly in the case of our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance, and we are not involved in the sale of the products and services from the VIP to the VIP’s patient. In the case of sales to sleep centers through our distribution alliances, revenue from appliance sales is recognized when the control of a product is transferred to the patient.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2025, our CODM is the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 14, “Segment Information”, for additional disclosures regarding segment information.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $3.9 and $3.8 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $108.1 million as of March 31, 2025.

Net cash used in operating activities amounted to approximately $3.8 and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had total liabilities of approximately $6.9 million.

As of March 31, 2025, we had approximately $2.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, as our product offerings and strategies continue to be refined, our sales did not grow during either of our fiscal years ended 2023 or 2024, nor the first quarter of 2025 as anticipated. As such, we have raised equity capital in the fiscal year ended December 31, 2023 and 2024. We will be required to obtain additional financing to satisfy our cash needs (including with respect to our pending acquisition of The Sleep Center of Nevada, as discussed in Note 15) and increase our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue to achieve positive cash flow operations.

Until we have attained positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. This financing is expected to come primarily from the issuance of debt or equity securities in order to sustain operations until we can close our Sleep Center of Nevada acquisition and ultimately achieve positive cash flows, if ever. We originally expected the Strategic Alliance Agreement (“SAA”) with Rebis entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis that are beyond our control, we are currently re-evaluating and lowering our revenue expectations under the SAA and are seeking to make other acquisitions or enter into other strategic alliances (such as our pending acquisition of The Sleep Center of Nevada). There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or the SAA agreement or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2025 and 2024, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2025		2024

Product revenue
Appliances	1,273		1,145
Guides	540		529
Total product revenue	1,813	(1)	1,674	(1)

Service revenue
VIP	223	(2)	907	(2)
Billing intelligence services	181		225
Sleep testing services	323		307
Myofunctional therapy services	148		184
Sponsorship/seminar/other	328		122
Total service revenue	1,203		1,745

Total revenue	$3,016		$3,419

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Beginning balance, January 1	$993	$2,427
New contracts, net of cancellations	23	1,466
Revenue recognized	(422)	(962)

Ending balance, March 31	$594	$2,931

The current portion of deferred revenue is approximately $0.6 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.1 and $0.4 million for the three months ended March 31, 2025 and 2024 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.4 million at December 31, 2024 and $0.7 million at March 31, 2025. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.4 million existed as of March 31, 2025 and December 31, 2024.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Furniture and equipment	$1,034	$1,349
Leasehold improvements	2,200	2,479
Construction in progress	-	1,857
Molds and other	2,502	523
Gross property and equipment	5,736	6,208
Less accumulated depreciation	(2,428)	(2,858)

Net Property and equipment	$3,308	$3,350

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting) and the two Company-owned dental centers in Colorado. Total depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $2.8 million as of March 31, 2025 and December 31, 2024, consist of the following acquisitions (in thousands):

Acquisitions	March 31, 2025	December 31, 2024

BioModeling	$2,619	$2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$2,843	$2,843

Intangible Assets

As of March 31, 2025 and December 31, 2024, identifiable intangible assets were as follows (in thousands):

	March 31, 2025	December 31, 2024

Patents and developed technology	$2,302	$2,302
Trade name	330	330
Other	27	27

Total intangible assets	2,659	2,659
Less accumulated amortization	(2,301)	(2,289)

Net intangible assets	$358	$370

Amortization expense of identifiable intangible assets was less than $0.1 million for the three months ended March 31, 2025 and 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ending March 31,

2025 (remaining nine months)	38
2026	35
2027	29
2028	29
2029	29
Thereafter	198

Total	$358

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of March 31, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued payroll	$724	$1,001
Accrued legal and other	527	752
Accrued sales tax	533	481

Total accrued liabilities	$1,784	$2,234

NOTE 7 – PREFERRED STOCK

As of March 31, 2025, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of March 31, 2025, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. We anticipate that the 1,600,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of March 31, 2025, we had five non-employee directors, two officers, 111 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of March 31, 2025, awards (in the form of options) for an aggregate of 1,020,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

The following table summarizes all stock options as of March 31, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	1,238		$8.80	8.5
Granted	-		-
Forfeited	-		-
Exercised	-		-

Outstanding, at March 31	1,238	(3)	$8.80	8.3

Exercisable, at March 31	151	(4)	43.14	2.8

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2025, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of March 31, 2025, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three months ended March 31, 2025. For each of the three months ended March 31, 2025, and 2024 the Company recognized approximately $0.3 million of share-based compensation expense relating to the vesting of stock options. Unrecognized expense relating to these awards as of March 31, 2025 was approximately $3.1 million, which will be recognized over the weighted average remaining term of 8.3 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the three months ended March 31, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	9,658		$3.22	3.9
Grants of warrants:
Consultants for services	-
Warrant inducement	-
Exercised	-
Forfeited	-
Outstanding, at March 31	9,658	(3)	$3.22	3.6

Exercisable, at March 31	9,605	(4)	$3.10	3.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of March 31, 2025, the aggregate intrinsic value of warrants outstanding was $0 million.

(4)	As of March 31, 2025, the aggregate intrinsic value of warrants exercisable was $0 million.

No warrants were granted for the three months ended March 31, 2025.

NOTE 10 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2025 and December 31, 2024 to record the deferred tax asset that is not likely to be realized.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

There were no new material commitments or contingencies entered into during the three months ended March 31, 2025 and 2024. However, subsequent to March 31, 2025, we entered into an asset purchase agreement in connection with our purchase of The Sleep Center of Nevada, which transaction is subject to significant commitments and contingencies. See Note 15 for further information.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of March 31, 2025 and 2024, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For The Three Months Ended March 31,
	2025	2024
Calculation of Numerator:
Net loss	$(3,864)	(3,763)

Loss applicable to common stockholders	$(3,864)	$(3,763)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	8,595,288	2,308,154

Net loss per share of Common Stock (basic and diluted)	$(0.45)	$(1.63)

As of March 31, 2025 and 2024, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	March 31, 2025	March 31, 2024
Common stock warrants	9,658	2,887
Common stock options	1,238	127
Total	10,896	3,014

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2025 and 2024, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three months ended March 31, 2025 and 2024, we did not have any assets and liabilities classified as Level 1, Level 2 or Level 3.

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2025 and 2024 we had no transfers of assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on our bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of March 31, 2025, we had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $2.3 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of March 31, 2025. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of March 31, 2025, we had five suppliers that accounted for approximately 57% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 14 – SEGMENT INFORMATION

We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by a CODM in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our products, services, the Vivos Method, to sleep centers and VIP providers in the U.S., Canada, Australia and in select countries in Europe and Asia.

Our CODM uses consolidated revenue, gross profit, gross margin and operating loss as the measure of profit or loss. Our CODM assesses performance for the segment and allocates resources and monitors budget versus actual results using consolidated revenue, gross profit, gross margin and operating loss, as disclosed in the statement of operations. The monitoring of budget versus actual results are used in establishing management’s compensation. The measure of segment assets is reported on the balance sheet as total consolidated assets. Revenue and long-lived tangible assets are all located in the U.S.

NOTE 15 – SUBSEQUENT EVENTS

On April 15, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”), and its shareholders Prabhu Rachakonda, M.D. and Lata K. Shete, M.D. Pursuant to the Purchase Agreement, we will purchase, among other things, the operating assets related to SCN’s sleep testing, diagnostics, and treatment centers in consideration of (i) a cash payment equal to $6.0 million which is subject to certain adjustments prior to closing, (ii) shares of restricted Common Stock equal to $1.5 million based on the volume-weighted average price (“VWAP”) of the Common Stock for the 30 days immediately preceding the closing date, (iii) contingent “earn out” consideration in the form of restricted Common Stock equal to $1.5 million based on the VWAP of the Common Stock for the 30 days following the date on which the acquired SCN sleep centers achieve an agreed upon financial milestone, as determined in accordance with U.S. generally accepted accounting principles, and (iv) the assumption by us of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to us as part of the transaction.

We expect to finance the cash portion of the acquisition consideration given our current cash on hand. We intend to secure the funding for the upfront cash payment which may include, but are not limited to, a senior debt facility and equity financing. No definitive agreement has been reached with respect to any debt facility nor equity financing as of the date of this Report.

The closing of the transaction contemplated by the Purchase Agreement (the “Closing”) is expected to occur later in the current quarter or in the third quarter, and the Closing is not subject to approval by our stockholders. The Closing is subject to a number of conditions, including, among others, (i) the accuracy of representations and warranties of the parties; (ii) performance of interim covenants between signing and closing; (iii) the receipt by the Seller of certain third-party consents; (iv) an absence of material adverse change with respect to SCN; (v) us having completed the due diligence investigation, the results of which are satisfactory to us in our sole discretion; (vi) us having received a quality of earnings report and audited financials of SCN; (vii) an absence of litigation or similar proceedings seeking to restrain or prohibit the proposed transaction; and (viii) execution and delivery of all required closing deliverables. The Closing is expected to occur within approximately five business days following the satisfaction or waiver of the Closing conditions set forth in the Purchase Agreement. The Purchase Agreement also contains customary representations, warranties and covenants for a transaction of this type. The Purchase Agreement further contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the transaction.

In connection with the transaction contemplated in the Purchase Agreement, at the Closing, the parties directly, or through their subsidiaries, will also enter into a transition services agreement, practice administration and management and succession agreements designed to maintain compliance with corporate practice of medicine doctrines, as well as certain other ancillary agreements, including an employment agreement between us and Dr. Prabhu Rachakonda which will afford Dr. Rachakonda an annual salary of $400,000, a board observation right and customary benefits. It is anticipated that the assumed assets and liabilities of SCN will be held in a subsidiary of Vivos Therapeutics, Inc.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Nearly 59,000 patients have been treated to date worldwide with our entire current suite of products by more than 2,000 trained dentists.

See Note 1 to the accompanying financial statements for additional background information on our Company and current product and service offerings.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

Enrollments (Service Revenue) and Pivot in Marketing and Distribution Model

Enrolling dental practices as VIPs has historically been the first step in our ability to generate new revenue. However, as a result of our strategic pivot away from growing our VIP model and toward the acquisition and operation of medical and dental sleep medicine centers, we have reduced our sales personnel in connection with our VIP business model and generally ceased recruitment of new VIP dentists. As a result, future revenue from VIP enrollments is expected to decline substantially, and although we will continue to recognize some VIP enrollment revenue going forward in accordance with ASC 606, such revenue will make up proportionately less of our total revenue over time. While we will continue to provide technical and product support to our existing VIP customer base, we have also redeployed and refocused training facilities, programs and personnel on training and supporting the dentists, staff members, nurse practitioners, physician assistants, and medical doctors who work in one of the Company’s Sleep and Airway Medicine Centers as part of our new strategic model.

We will continue to shift our efforts away from educating, training and supporting independent VIP dentists and to pivot substantially all our focus and resources towards our new strategic alliance and acquisition model. We will, however, continue to provide technical and product support to our existing VIP customer base.

On April 15, 2025, we signed a definitive agreement to acquire the assets of a sleep testing center business in Las Vegas, Nevada known as Sleep Center of Nevada (“SCN”). We have subsequently signed a non-binding term sheet with a lender who will provide $7,500,000 in net financing, before certain fees and other costs, and expect to close the acquisition in June or July 2025. If consummated, we believe the acquisition will bring our OSA treatment technology and other diagnostic and therapeutic services to numerous patients in that market. Moreover, we expect to realize greater revenue growth and potential for profitability as we integrate our products and services into SCN’s business. In addition to the SCN acquisition, we are seeking other potential transactions (either strategic alliances or outright acquisition) with similar sleep specialty centers.

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure and/or myofunctional therapy, as needed) and has an FDA clearance intended to reduce nighttime snoring and to treat moderate and severe obstructive sleep apnea in children, 6 to 17 years of age who are diagnosed with snoring and/or moderate or severe obstructive sleep apnea who need orthodontic treatment. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized, and enrollment began in 2024. Late 2024, our clinical study conducted in collaboration with Stanford University and evaluating the DNA and CPAP for the treatment of OSA, was placed on hold by Stanford University. The decision to pause the study was made due to low recruitment into the study.

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

For example, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2024 and thus far in 2025.

Trade Policy Risk. Certain of our products or components are manufactured outside the United States. Most products imported into the United States is subject to duty and restrictive quotas on the amount of products that can be imported from certain countries into the United States each year. Because of the duty rates and quotas, changes in U.S. trade policy as reflected in the imposition of tariffs, trade legislation, trade preference programs and trade agreements have the potential to materially impact our sourcing strategy and the competitiveness of our contract manufacturers. We manage this risk by continually monitoring U.S. trade policy, analyzing the impact of changes in such policy and adjusting its manufacturing and sourcing strategy accordingly.

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

An additional inflation-related risk is the Federal Reserve’s response to inflation, which as of the date of this Report, has been to maintain elevated interest rates. Such actions have, in times past, created unintended consequences for housing starts, overall manufacturing, the capital markets, and the banking sector. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on our revenue, earnings and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

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

Potential Nasdaq Delisting. As previously reported, we were previously subject to a Nasdaq Stock Market (“Nasdaq”) listing deficiencies related to Nasdaq’s $2,500,000 minimum stockholders’ equity requirement (the “Minimum Stockholders’ Equity Requirement”).

On May 16, 2024, we received a written notice from Nasdaq indicating that, as of March 31, 2024, we failed to comply with the Equity Requirement. On June 25, 2024, we reported in a Current Report on Form 8-K that it believed it had stockholders’ equity of at least $2.5 million as of the date of the filing of such report as a result of our closing of a $7.5 million equity private placement on June 10, 2024.

On June 27, 2024, we met with the Nasdaq Hearing Panel (the “Hearing Panel”) to discuss our past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of its securities on Nasdaq.

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

Key Components of Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or to any sleep clinic, through our new marketing and distribution model, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

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

Other income. Other income relates to interest income and the excess warrant fair value and change in fair value of warrant liability.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Our consolidated statements of operations for the three months ended March 31, 2025 and 2024 are presented below (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Revenue
Product revenue	$1,813	$1,674	$139
Service revenue	1,203	1,745	(542)
Total revenue	3,016	3,419	(403)

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,507	1,482	25
Gross profit	1,509	1,937	(428)
Gross profit %	50%	57%

Operating expenses
General and administrative	4,892	4,921	(29)
Sales and marketing	358	655	(297)
Depreciation and amortization	177	146	31

Operating loss	(3,918)	(3,785)	(133)

Non-operating income (expense)
Other expense	(4)	(1)	(3)
Other income	58	23	35

Net loss	$(3,864)	$(3,763)	$(101)

Revenue

Revenue decreased approximately $0.4 million, or 12%, to approximately $3.0 million for the three months ended March 31, 2025 compared to $3.4 million for the three months ended March 31, 2024. Revenue during the first three months of 2025 was impacted by a decrease of approximately $0.5 million in service revenue, offset by an increase of $0.1 million in product revenue. The increase in product revenue is attributable to an increase of approximately $0.1 million in C.A.R.E. appliance and Guide sales to VIPs. Additionally, we had a decrease in service revenue of approximately $0.7 million in VIP enrollment, and a decrease of approximately $0.1 million from BIS and Myofunctional revenue. This was offset by an increase of approximately $0.2 million in sponsorship, conference and training related revenue.

During the three months ended March 31, 2025, we recognized VIP enrollment revenue of approximately $0.2 million, a decrease of approximately 75% in enrollment revenue, compared to approximately $0.9 million for the three months ended March 31, 2024. Service revenue overall decreased due to a sales strategy shift and focus toward sleep center affiliations, coupled with lower enrollments in early 2024, and no enrollment since October 2024. This was slightly offset by breakage in contracts, which accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $0.1 million in revenue was attributable to breakage during the three months ended March 31, 2025, when compared to approximately $0.4 million during the three months ended March 31, 2024.

For the three months ended March 31, 2025, we sold 3,736 oral appliance arches for a total of approximately $1.8 million, an 8% increase in revenue from the three months ended March 31, 2024, when we sold 1,996 oral appliance arches for a total of approximately $1.7 million. The increase is directly attributable a higher volume in Guide sales, which are lower revenue generating products when compared to Vivos C.A.R.E. appliances.

Cost of Sales and Gross Profit

Cost of sales remained relatively constant with an increase of less than $0.1 million or 2% at approximately $1.5 million for the three months ended March 31, 2025, compared to slightly under $1.5 million for the three months ended March 31, 2024. This was primarily related to $0.2 million in higher costs associated with appliances, driven by the higher product sales as explained above. This was offset by a decrease of approximately $0.1 million due to lower costs associated with medical reporting expense and membership support costs as a result of no VIP enrollments during the period.

For the three months ended March 31, 2025, gross profit decreased by approximately $0.4 million to $1.5 million. This decrease was attributable to the decrease in revenue of approximately $0.4 million. Gross margin decreased to 50% for the three months ended March 31, 2025, compared to 57% for the three months ended March 31, 2024 due to the decrease in service revenue.

General and Administrative Expenses

General and administrative expenses remained relatively constant with a decrease of less than $0.1 million or 1% to approximately $4.9 million for the three months ended March 31, 2025, as compared to slightly over $4.9 million for the three months ended March 31, 2024. The primary cause of this decrease was $0.1 million in travel, meals and entertainment, a decrease of approximately $0.1 million related to being a public company, and a decrease of less than $0.1 million related to change in the allowance for credit losses. This was offset by an increase of approximately $0.1 million in professional fees, including consulting and legal fees and approximately $0.1 million in infrastructure expenses such as communications, development and customization.

Sales and Marketing

Sales and marketing expenses decreased by $0.3 million to approximately $0.4 million for the three months ended March 31, 2025, compared to $0.7 million for the three months ended March 31, 2024. This decrease was primarily driven by a $0.3 million decrease in commissions related to lower service revenue.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.2 million for the three months ended March 31, 2025 and approximately $0.1 million for three months ended March 31, 2024, respectively. Depreciation and amortization had a slight increase during the period due to assets being placed into service.

Other Income

Other income of less than $0.1 million includes interest income from financial institutions.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have incurred losses since inception, including $3.9 and $3.8 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $108 million as of March 31, 2025.

Net cash used in operating activities amounted to approximately $3.8 and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had total liabilities of approximately $6.9 million.

As of March 31, 2025, we had approximately $2.3 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, as our product offerings and strategies continue to be refined, our sales did not grow during either of our fiscal years ended 2023 or 2024, nor the first quarter of 2025 as anticipated. As such, we have raised equity capital in the financial year ended December 31, 2023 and 2024. We intend to obtain additional financing to satisfy our cash needs (including the $6 million in cash required for our acquisition of SCN) and increase our stockholders’ equity for Nasdaq compliance purposes as our management attempts to increase revenue to achieve positive cash flow from our operations.

Until we have attained positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. This financing is expected to come primarily from the issuance of debt or equity securities in order to sustain operations until we can close our Sleep Center of Nevada acquisition and ultimately achieve positive cash flows, if ever. We originally expected the Strategic Alliance Agreement (“SAA”) with Rebis entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis that are beyond our control, we are currently re-evaluating and lowering our revenue expectations under the SAA and are seeking to make other acquisitions or enter into other strategic alliances (such as our pending acquisition of SCN). There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or the SAA agreement or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024

Net cash provided by (used in):
Operating activities	$(3,796)	$(2,516)
Investing activities	(122)	(151)
Financing activities	-	3,635

Net cash used in operating activities of approximately $3.8 million for the three months ended March 31, 2025 is an increase of approximately $1.3 million compared to net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2024. This increase is due primarily to a decrease of approximately $0.9 million in contract liability, a decrease of approximately $0.6 million in accrued expenses, a decrease of approximately $0.2 million in accounts payable, offset by the increase in other liabilities of approximately $0.4 million.

For the three months ended March 31, 2025, net cash used in investing activities consisted of capital expenditures for software of $0.1 million related to the development of software for internal use, which was placed in service in March 2025, as compared to net cash used in investing activities for the three months ended March 31, 2024 of $0.2 million from capital expenditures for internally developed software.

No cash was provided by financing activities for the three months ended March 31, 2025, as compared to net cash provided in financing activities of $3.6 million for the three months ended March 31, 2024, is attributable to proceeds of $3.9 million from the issuance of Common Stock, net of approximately $0.3 million of professional fees and other issuance costs, in our February 2024 warrant inducement.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believe such statements have interfered with our business relationship and contract with Benco, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint seeks permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain.

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing the suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated, and the case was remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District of Colorado. On February 14, 2024, the District Court of Colorado issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court of Colorado order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, we filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on March 19, 2024. Our reply in support of the motion to dismiss was filed on March 26, 2024. On March 20, 2024, the Court ordered that our motion to dismiss for lack of jurisdiction would be referred to the panel of judges to be assigned to the appeal, and that no ruling on the motion to dismiss would be issued at that time. Ortho-Tain filed its opening brief on April 29, 2024. We filed an Answer Brief on May 29, 2024. Ortho-Tain filed its response brief on June 20, 2024. On October 31, 2024, the Tenth Circuit ordered additional briefing on two discrete issues and that briefing was filed on November 21, 2024. Oral Argument occurred on March 18, 2025, and the parties are awaiting a ruling.

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

Ortho-Tain also alleges that the actions of the defendants diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain further alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016. We continue to evaluate the allegations, although we believe the allegations lack merit and further believe Ortho-Tain will be unable to establish actionable damages.

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

The Parties submitted a Joint Discovery Plan to the District Court on October 21, 2024. On October 22, 2024, the District Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date, which the parties completed. The parties are continuing with discovery and have provided additional status reports to the District Court on January 6, 2025, February 24, April 7, and May 5, 2025. The District Court set a deadline of May 16, 2025 to amend pleadings, May 26, 2025 to file another joint status report, and July 30, 2025 to complete fact discovery.

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

Vivos Therapeutics, Inc.

Date: May 15, 2025	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 15, 2025	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

