Form 10-Q
period 2025-06-30
Vivos Therapeutics, Inc.
filed 2025-08-19
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025
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

The registrant had 7,504,807 shares of its common stock, $0.0001 par value per share, outstanding as of August 18, 2025.

i

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new sales, marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances, including our June 2025 acquisition of The Sleep Center of Nevada (“SCN”);

●	our ability to implement and grow our sales, marketing distribution model, which is new and unproven and may not produce the benefits we anticipate;

●	our ability to successfully integrate SCN business into our operations;

●	our ability to service the substantial indebtedness we incurred in connection with financing the SCN acquisition;

●	compliance with laws, rules and regulations relating to the corporate practice of medicine;

●	the acceptance and adoption by dentists, sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (or FDA) clearances;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to dentists, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our potential profit margin from sales or leasing of our appliances and other treatments and services, including our SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our recently implemented strategic alliance and/or acquisition model, SleepImage® home sleep apnea test and our arrangements with sleep clinics and durable medical equipment companies (“DMEs”));

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance of our products and services by the medical and dental communities, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to retain key employees;

●	the emergence of alternative technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2025	December 31, 2024

Current assets
Cash and cash equivalents	$4,402	$6,260
Accounts receivable, net of allowance of $664 and $390, respectively	1,633	430
Prepaid expenses and other current assets	695	783

Total current assets	6,730	7,473

Long-term assets
Goodwill	8,450	2,843
Property and equipment, net	5,129	3,350
Operating lease right-of-use asset	3,244	1,032
Intangible assets, net	2,225	370
Deposits and other	255	216

Total assets	$26,033	$15,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,763	$1,098
Accrued expenses	2,302	2,234
Current portion of contract liabilities	480	896
Current portion of operating lease liability	654	477
Current portion of financing lease liability	55	-
Current portion of debt	157	-
Other current liabilities	1,015	273

Total current liabilities	6,426	4,978

Long-term liabilities
Contract liabilities, net of current portion	5	97
Employee retention credit liability	2,904	1,220
Operating lease liability, net of current portion	2,814	1,035
Financing lease liability, net of current portion	141	-
Debt, net of current portion	7,760	-
Other liabilities	1,400	-

Total liabilities	21,450	7,330

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 7,324,807 shares as of June 30, 2025 and 5,889,520 shares as of December 31, 2024	-	-
Additional paid-in capital	117,647	112,141
Accumulated deficit	(113,064)	(104,187)
Total stockholders’ equity	4,583	7,954
Total liabilities and stockholders’ equity	$26,033	$15,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue	$1,885	$1,975	$3,698	$3,650
Service revenue	1,935	2,079	3,137	3,823
Total revenue	3,820	4,054	6,835	7,473

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,710	1,403	3,219	2,885

Gross profit	2,110	2,651	3,616	4,588

Operating expenses
General and administrative	6,409	4,122	11,298	9,043
Sales and marketing	260	320	615	973
Depreciation and amortization	306	145	483	291

Total operating expenses	6,975	4,587	12,396	10,307

Operating loss	(4,865)	(1,936)	(8,780)	(5,719)

Non-operating income (expense)
Other expense	(163)	(22)	(170)	(24)
Other income	15	28	73	51
Loss before income taxes	(5,013)	(1,930)	(8,877)	(5,692)

Net loss	$(5,013)	$(1,930)	$(8,877)	$(5,692)

Net loss per share (basic and diluted)	$(0.55)	$(0.60)	$(1.00)	$(2.06)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	9,087,202	3,228,363	8,842,604	2,768,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Six Months Ended June 30, 2025 and 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	2,731,270	$-	$97,396	$(96,814)	$582
Issuance of common stock and warrants in private placement, net of issuance costs	169,498	-	7,400	-	7,400
Issuance of commons stock upon exercise of warrants, net of issuance costs	496,000	-	-	-	-
Issuance of common stock to consultants for services	4,720		14		14
Issuance of warrants to consultants for services	-	-	11	-	11
Stock-based compensation expense	-	-	270	-	270
Net loss	-	-	-	(1,930)	(1,930)

Balances, June 30, 2024	3,401,488	$-	$105,091	$(98,744)	$6,347

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	-	(3,864)	(3,864)

Balances, March 31, 2025	5,889,520	$-	$112,458	$(108,051)	$4,407
Issuance of common stock and warrants in private placement, net of issuance costs	828,000	-	3,642	-	3,642
Common stock consideration for acquisition	607,287	-	1,305	-	1,305
Stock-based compensation expense	-	-	242	-	242
Net loss	-	-	-	(5,013)	(5,013)

Balances, June 30, 2025	7,324,807	$-	$117,647	$(113,064)	$4,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,877)	$(5,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	559	563
Non-cash interest expense on promissory note	100	-
Depreciation and amortization	483	291
Fair value of common stock issued for services	-	11
Fair value of warrants issued for services	-	20
Changes in operating assets and liabilities:
Accounts receivable	(269)	(193)
Operating lease liabilities, net	(67)	(62)
Prepaid expenses and other current assets	98	62
Deposits and other	64	41
Accounts payable	608	(117)
Accrued expenses	(127)	(206)
Other liabilities	646	(2)
Contract liability	(508)	(280)

Net cash used in operating activities	(7,290)	(5,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition, net of cash acquired of $865	(5,135)	-
Acquisitions of property and equipment	(893)	(211)

Net cash (used in) provided by investing activities	(6,028)	(211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	9,642	-
Proceeds from issuance of common stock	347	-
Proceeds from issuance of warrants	1,699	7,500
Proceeds from issuance of pre-funded warrants	609	3,941
Payments for issuance costs	(837)	(406)

Net cash provided by financing activities	11,460	11,035

Net (decrease) increase in cash and cash equivalents	(1,858)	5,260
Cash and cash equivalents at beginning of year	6,260	1,643

Cash and cash equivalents at end of year	$4,402	$6,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory note, net of issuance costs	$1,100	$-
Common stock issued as consideration for acquisition	$1,305	$-
Contingent consideration as consideration for acquisition	$1,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

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

On June 10, 2025, we acquired all of the operating assets (the “Acquisition”) of R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”) in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted common stock in the Company, par value $0.0001 per share (the “Common Stock”), equal to $1.5 million based on the volume-weighted average price (“VWAP”) of the Common Stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to the Company in connection with the Acquisition. See Note 3 for further information.

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We offer three separate clinical pathways or programs to providers: (i) Guided Growth and Development, (ii) Lifeline and (iii) Complete Airway Repositioning and Expansion (“C.A.R.E.”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys. For example, the Guided Growth and Development program features the Vivos Guide and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are U.S. Food and Drug Administration (“FDA”) 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

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

Although not our current focus due to the pivot in the business model, we have historically offered a suite of diagnostic and support products and services to dental and medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iii) Billing Intelligence Services (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at our Vivos Institute in Denver, Colorado, and (iv) MyoCorrect, a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform. Some of these services including home sleep screenings, treatment navigator services and MyoCorrect are being provided to patients directly under the new sales, marketing and distribution model described below. With this shift in focus, we shifted our Medical Integration Division (MID”) to pursue strategic alliances and acquisitions of sleep centers to provide better options using Vivos products for patients who have been diagnosed with OSA.

Legacy Business Model

Our business model has historically been to teach, train, and support dentists, medical doctors, and distributors in the use of our products and services. Dentists who use our products and services typically enroll in a variety of live or online training and educational programs offered through our Vivos Institute; a 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. They could also enroll in our Vivos Integrated Provider (“VIP”) program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP program are referred to as “VIPs.” We historically charged up front enrollment fees to educate and train new VIPs. We also charged for the ancillary support services listed above and view each product and service as a revenue center. We refer to the VIP-focused business model herein as our “legacy” or “historic” business model.

New Sales, Marketing and Distribution Model

Over the course of 2024 and first half of 2025, we worked to pivot our business strategy and began to steadily decrease our prior dependence on dentists to sell our products and our dependence on VIP enrollment revenue. This new business strategy is focused on contractual alliances with and outright acquisitions of sleep specialty providers, sleep centers and others and is based on a profit-sharing model between us and the provider which aligns our revenue generation more directly to sales of our novel appliances.

In June 2024, we entered into our first contractual alliance with Rebis Health, a sleep center operator in Colorado. Revenues from this arrangement have not developed as we had expected for many reasons beyond our control, but we learned important lessons which have led to changes to this model.

In June 2025, we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers, of SCN. The Acquisition marked a milestone in the pivot to our sales, marketing distribution model for our innovative OSA appliances. Under the new model, SCN will provide sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and consulting revenues, representing new higher margin revenue streams for us, as well as potential Vivos appliance and related product and service revenue from SCN.

We are exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues.

We refer to this new model herein alternatively as our new sales, marketing and distribution model or our strategic alliance and/or acquisition model.

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

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. We currently expect to retain our status as an EGC until December 31, 2025.

Revenue Recognition

Prior to the 2024-2025 pivot in business model as described above, we generated revenue from the sale of products and services and a significant majority of our revenues was generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (“Premier VIPs”). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in fiscal quarters prior to second quarter of 2023, and on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration we expect to be entitled to in exchange for those products and services. We will continue to recognize some legacy VIP-related revenue even as we seek to grow revenues via our new sales, marketing and distribution strategy.

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

Service Revenue

VIP Enrollment Revenue

As part of our legacy business model based on VIP enrollment revenue and related appliance sales, we reviewed our VIP enrollment contracts from a revenue recognition perspective using the 5-step method outlined above. While we have pivoted our marketing and distribution model over the last year, we still recognize legacy VIP enrollment revenue and will continue to do so through 2026. Unearned revenue reported on the balance sheet as contract liability represents the portion of fees paid by VIP customers for services that have not yet been performed as of the reporting date and are recorded as the service is rendered. We recognize this revenue as performance obligations are met.

VIP enrollment fees historically included multiple performance obligations which varied on a contract-by-contract basis. The performance obligations included with enrollments may include sleep apnea rings, a six- or twelve-month BIS subscription, a marketing package, lab credits and the right to sell our appliances. We allocate the transaction price of a VIP enrollment contract to each performance obligation under such contract using the relative standalone selling price method. The relative standalone price method is based on the proportion of the standalone selling price of each performance obligation to the sum of the total standalone selling prices of all the performance obligations in the contract.

The right to sell is similar to a license of intellectual property because without it the VIP cannot purchase appliances from us. The right to sell performance obligation includes the Vivos training and enrollment materials which prepare dentists for treating their patients using The Vivos Method.

Because the right to sell was never sold outside of VIP contracts, and VIP contracts were sold for varying prices, we believe that the appropriate treatment was to estimate the standalone selling price of this performance obligation using the residual method. As such, the observable prices of other performance obligations under a VIP contract were deducted from the contract price, with the residual being allocated to the right to sell performance obligation.

In our legacy VIP model, we used significant judgements in revenue recognition, including an estimation of customer life over which we recognize the right to sell. This included different determinations with respect to different levels of VIP subscriptions to ascertain the revenue allocated to the right to sell for various types of VIPs. Revenue is recognized in accordance with each individual performance obligation unless it becomes remote the VIP will continue as a VIP, at which time the remainder of revenue is accelerated and recognized in the following month. Those VIPs who completed our training typically remained active for a much longer period, and revenue from the right to sell for those VIPs is recognized over the estimated period of which those VIPs will remain active. Because of various factors occurring year to year, we have estimated customer life for each year a contract is initiated. Estimated customer lives have been calculated separately for each year and were estimated between 14 months and 27 months for the years 2020 through 2024, depending upon the length of time customers stayed active each year. Year to date revenue for the right to sell is being recognized over the requisite period depending upon when the VIP enrolled. The right to sell is recognized on a sum of the years’ digits method over the estimated customer life for each year as this approximates the rate of decline in VIPs purchasing behaviors we have observed and will be fully recognized by year end 2026.

Other Service Revenue

BIS is an additional service provided on a monthly subscription basis, which includes our AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

We also offer our VIPs the ability to provide MyoCorrect to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoCorrect services is recognized over the 12-month performance period as therapy sessions occur.

As we shift to our new strategic acquisition and alliance business model, we expect to derive a greater portion of our revenues from product sales to patients who are referred by sleep and airway medicine centers in select markets with established patient bases who are diagnosed with OSA or other sleep related breathing disorders. Although we will continue to sell our products and services to trained and qualified VIP dentists, we eventually expect the revenue from our new strategic alliance and acquisitions business model to constitute the vast majority of service revenue for us.

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

Treatment of Discounts and Promotions

Under our legacy VIP model, from time to time, we offered various discounts to VIPs relating to their participation in the VIP program. These include the following:

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

VIP Model

Under our legacy VIP model, revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance, and we are not involved in the sale of the products and services from the VIP to the VIP’s patient. In the case of sales to sleep centers through our distribution alliances, revenue from appliance sales is recognized when the control of a product is transferred to the patient.

We utilize our network of certified VIPs throughout the United States and in some non-U.S. jurisdictions (notably Canada and Australia) to sell the appliances to their customers as well as in two dental centers that we operate. We utilize third party contract manufacturers or labs to produce our patient-customized, patented appliances and our preformed guides. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, treatments, processes and procedures and under the direction and specific instructions from us, ships the appliance to the healthcare provider who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in the production of appliances, or the lab will be in violation of the FDA’s rules and regulations. We have performed an analysis and concluded we are the principal in the transaction since we have control of the product, and we are reporting revenue gross. Under our legacy model, we billed the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

Historically, in support of the VIPs using our appliances for their patients, we utilized a team of trained technicians to measure, order and fit each appliance. Revenue is recognized differently for Company owned centers and distribution alliances with third party sleep centers than it does for revenue from VIPs. Upon scheduling the patient (which is our customer in this case), the center takes a deposit and reviews the patient’s insurance coverage. We recognize revenue in the centers after the appliance is received from the manufacturer and once the appliance is fitted and provided to the patient.

We also historically offered certain dentists (known as Clinical Advisors) discounts to standard VIP pricing. This was done to help encourage Clinical Advisors, who help the VIPs with technical aspects of our products, to purchase our products for their own practices. In addition, from time to time, we offered credits to incentivize VIPs to adopt our products and increase case volume within their practices. These incentives are recorded as a liability at issuance and are deducted from the related product sale at the time the credit is used.

New Sales, Marketing and Distribution Model

Under our new sales, marketing and distribution strategy, we train and employ providers to treat OSA patients directly, which allows us to introduce and offer our oral appliances and therapeutic treatments to the patient rather than to the VIP dentist, who in turn offers our appliances or treatments.

In the case of an acquisition like SCN, this new model also allows us to capture product sales at the point in time when shipment of the related products occurs as well as OSA diagnostic and treatment revenue. In the case of contractual alliances, through varying arrangements, we capture revenue from appliance sales as principal in the transaction, and depending on the agreement, pay a fee or split gross profit or net income with the sleep medical provider affiliate,

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. We base our estimates and assumptions on existing facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Our significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, determining customer life and breakage related to recognizing revenue for VIP contracts, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions and business combinations; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. We believe we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations will be affected.

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

Share-Based Compensation

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model. We estimate the expected term using the simplified method which is the average of the vesting term and the contractual term of the respective options. We determine the expected price volatility based on the trading history of our Common Stock. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. We recognize the impact of forfeitures and cancellations in the period that the forfeiture or cancellation occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of June 30, 2025, our CODM is the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 16, “Segment Information”, for additional disclosures regarding segment information.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.0 and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $8.9 and $5.7 million for the six months ended June 30, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $113.1 million as of June 30, 2025.

Net cash used in operating activities amounted to approximately $7.3 and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had total liabilities of approximately $21.5 million.

As of June 30, 2025, we had approximately $4.4 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, even though we have worked to refine our business model, our sales did not grow during either of our fiscal years ended 2023 or 2024, nor the first half of 2025 as anticipated. As such, we have raised equity capital in the period ended June 30, 2025 and during the fiscal years ended December 31, 2023 and 2024. We were required to obtain additional financing to satisfy our cash needs (including the Acquisition, as discussed in Note 3) and increase our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue with a view towards ultimately achieving positive cash flow operations. See Note 8 and 10 for further information on our financing activity.

Until we have attained positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. To finance the Acquisition, we incurred senior secured debt and issued equity securities to an existing significant investor to sustain operations for the closing of the Acquisition and to integrate SCN operations into ours as we seek ramp revenues and achieve positive cash flows, if ever. We originally expected our Strategic Alliance Agreement (“SAA”) with Rebis Health in Colorado entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis Health that have been beyond our control, we are currently re-evaluating and lowering our revenue expectations under the SAA and are seeking to make other acquisitions or enter into other strategic alliances (such as the Acquisition). There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or if the Acquisition of SCN, the SAA or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 – BUSINESS COMBINATION

On June 10, 2025 (“Closing Date”), we acquired the net operating assets of SCN pursuant to an Asset Purchase Agreement (the “SCN Purchase Agreement”). We agreed to purchase the net operating assets and liabilities related to SCN’s sleep testing, diagnostics, and treatment centers (the “Acquisition”). With seven operating locations, SCN is a leader in delivering and promoting sleep wellness and health through its proprietary, non-invasive treatments for obstructive sleep apnea (“OSA”) and is the largest operator of medical sleep centers in the state of Nevada. The Acquisition represents our first major acquisition of a sleep testing center and associated medical sleep practice. We funded the consideration for the Acquisition at closing by issuing a senior, non-convertible, secured term note (the “Note”) to Streeterville Capital, LLC (the “Lender”) in the principal amount of $8.2 million. We also entered into a securities purchase agreement with V-Co Investors 2 LLC, a Wyoming limited liability company and an affiliate of a significant investor in our company (“V-Co 2”), for a private placement of our equity instruments in consideration for total gross proceeds of $3.65 million to support ourselves in connection with the Acquisition and for general working capital purposes.

Total consideration for SCN aggregated $8.7 million consisting of $6.0 million in cash consideration, 607,287 shares of unregistered common stock with a fair value of $1.3 million, and contingent “earn out” consideration with an estimated fair value of $1.4 million payable upon the achievement of a financial milestone as specified in the Purchase Agreement. The Company has elected, as an accounting policy, to determine the fair value of equity securities issued in business combinations using the average market price of the Company’s common stock on the acquisition closing date. Management believes this method appropriately reflects the fair value of the consideration transferred and this policy election will be applied consistently to all future business combinations. The fair value of the earn-out was determined using a Monte Carlo simulation of potential outcomes. The earn-out is payable in the form of restricted common stock equal to $1.5 million based on the volume-weighted average price of the Common Stock for the 30 days immediately preceding the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles. If the financial milestone is not achieved, the contingent consideration will not be paid. The fair value estimates of the net tangible and identifiable intangible assets acquired and liabilities assumed were based on the preliminary valuation of their fair values on the Closing Date. Goodwill recorded from this transaction is attributable to SCN’s technical expertise and strategic operations, which are highly complementary to the Company’s existing business. Identifiable intangible assets of $1.9 million consist primarily of $0.4 million of tradenames to be amortized over 4 years and $1.5 million of referral relationships to be amortized over 8 years. The fair value of the acquired accounts receivable of $0.9 million consists of gross contractual receivables of $5.1 million offset by amounts not expected to be collected of $4.2 million. The goodwill of $5.6 million created by the transaction is deductible for income tax purposes, subject to certain limitations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the estimated fair values of the consideration, the tangible and identifiable intangible assets acquired, and liabilities assumed (in thousands):

Consideration:
Cash	$6,000
Unregistered common stock	1,304
Contingent earn-out payable	1,400
Total fair value of consideration transferred	$8,704

Identifiable assets acquired and liabilities assumed:
Cash	$864
Accounts receivable	934
Prepaid expenses and other assets	51
Property and equipment	1,322
Operating lease right-of-use assets	2,378
Intangible assets	1,900
Operating lease liabilities	(1,990)
Liabilities assumed	(2,362)
Net identifiable assets acquired	$3,097
Goodwill	5,607
Net assets acquired	$8,704

The initial allocation of the purchase price is based upon a preliminary valuation, and accordingly, our estimates and assumptions are subject to change as we obtain additional information during the measurement period. We anticipate finalizing the purchase price allocation within 12 months from the acquisition date. Transaction costs incurred of approximately $0.6 million were related to the acquisition.

The following table reflects our unaudited pro forma operating results for the three and six months ended June 30, 2025 and 2024, respectively, which give effect to the acquisition of the SCN as if it had occurred effective January 1, 2024. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the SCN acquisition or transactions between the entities prior to acquisition. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired January 1, 2024;

●	Interest expense (including amortization of debt issuance costs) on the Note entered into with the Lender in connection with the acquisition as if the Note was obtained on January 1, 2024. The interest rate assumed for purposes of preparing this pro forma financial information was 9.0% which is the stated fixed rate throughout the term of the Note; and

●	Given our history of net losses and full valuation allowances, our management estimated an annual effective income tax rate of 0.0%. Accordingly, no income tax adjustments have been recorded resulting from any pro forma adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(unaudited)
Net Revenue	$5,666	$5,849	$11,009	$11,055
Net Loss	$(5,204)	$(2,012)	$(9,673)	$(5,968)

For the period June 11, 2025 through June 30, 2025, revenue and net income attributable to the SCN Acquisition were $0.5 million and $0.1 million, respectively.

NOTE 4 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three and six months ended June 30, 2025 and 2024, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

Product revenue
Appliances	1,028		1,576		2,400		2,916
Guides	857		399		1,298		734
Total product revenue	1,885	(1)	1,975	(1)	3,698	(1)	3,650	(1)

Service revenue
VIP	130	(2)	1,174	(2)	352	(2)	2,081	(2)
Billing intelligence services	190		213		372		438
Sleep testing services	844		318		1,167		625
Myofunctional therapy services	163		150		311		320
Sponsorship/seminar/other	608		224		935		359
Total service revenue	1,935		2,079		3,137		3,823

Total revenue	$3,820		$4,054		$6,835		$7,473

(1)	Product revenue from the sale of appliances and guides is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities related to our legacy model for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	2025	2024

Beginning balance, January 1	$993	$2,427
New contracts, net of cancellations	23	1,466
Revenue recognized	(422)	(962)
Ending balance, March 31	$594	$2,931

New contracts, net of cancellations	189	411
Revenue recognized	(298)	(1,195)
Ending balance, June 30	$485	$2,147

The current portion of deferred revenue from our legacy VIP model is approximately $0.5 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.1 and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $0.1 and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

Changes in Accounts Receivable

Our VIP customers (i.e., the dentists under our legacy model) are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.4 million at December 31, 2024 and $1.6 million at June 30, 2025. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.7 million existed as of June 30, 2025 and December 31, 2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Furniture and equipment	$2,090	$1,349
Leasehold improvements	2,950	2,479
Construction in progress	-	1,857
Molds and other	2,782	523
Gross property and equipment	7,822	6,208
Less accumulated depreciation	(2,693)	(2,858)

Net Property and equipment	$5,129	$3,350

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting), the two Company-owned dental centers in Colorado, and the recently acquired SCN. Refer to Note 3, “Business Combination”, for additional disclosures regarding the SCN Acquisition. Total depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $8.5 million as of June 30, 2025 and $2.8 million as of December 31, 2024, consist of the following acquisitions (in thousands):

Acquisitions	June 30, 2025	December 31, 2024

The Sleep Center of Nevada	$5,607	$-
BioModeling	2,619	2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$8,450	$2,843

Intangible Assets

As of June 30, 2025 and December 31, 2024, identifiable intangible assets were as follows (in thousands):

	June 30, 2025	December 31, 2024

Patents and developed technology	$3,803	$2,302
Trade name	730	330
Other	27	27

Total intangible assets	4,560	2,659
Less accumulated amortization	(2,335)	(2,289)

Net intangible assets	$2,225	$370

Amortization expense of identifiable intangible assets was less than $0.1 million for the three and six months ended June 30, 2025 and 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Six Months Ending June 30,

2025 (remaining six months)	147
2026	279
2027	274
2028	274
2029	274
Thereafter	977

Total	$2,225

NOTE 7 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of June 30, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued payroll	$1,233	$1,001
Accrued legal and other	438	752
Accrued sales tax	631	481

Total accrued liabilities	$2,302	$2,234

NOTE 8 – DEBT AND OTHER LIABILITIES

Debt

We had the following outstanding Note Payable balance as of June 30, 2025:

Principal amount	$8,225
Less: Unamortized debt issuance costs and original issue discount	(725)
Total notes payable	$7,500

On June 9, 2025, we entered into a note purchase agreement the Lender secured by the assets of Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly-owned subsidiary of the Company (“AIM”), pursuant to which we agreed to issue and sell to the Lender the Note in an aggregate initial principal amount of $8.3 million, which is payable on or before the date that is 18 months from the issuance date. The initial principal amount includes an original issue discount of $0.7 million and $50 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note is $7.5 million.

Interest on the Note accrues at a rate of 9% per annum and is payable on the maturity date. The Company may prepay all or a portion of the Note at any time.

A monitoring fee of 10% of the outstanding balance will be charged starting on the 120-day anniversary of the issuance of the Note (October 7, 2025) to cover Lender’s accounting, legal and other costs incurred in monitoring. The foregoing fee shall automatically be added to the outstanding balance on the applicable date without any further action by either party.

Beginning on the sixth month anniversary of the issuance, the Lender shall have the right to redeem up to $0.6 million of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within three (3) trading days of the Company’s receipt of such monthly redemption notice.

The Note includes customary event of default provisions, subject to certain cure periods, and provides for a default interest rate equal to the lesser of twenty-two percent (22%) or the maximum rate permitted under applicable law. Upon the occurrence of an event of default, interest would accrue on the outstanding balance of the Note beginning on the date the applicable event of default occurred.

Interest expense recognized on the condensed consolidated statement of operations were not significant for the three and six months ended June 30, 2025.

Other Liabilities

As of June 30, 2025 and December 31, 2024, other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Contingent consideration on acquisition of SCN	$1,400	$-

Total	$1,400	$-

NOTE 9 – PREFERRED STOCK

As of June 30, 2025, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 10 – COMMON STOCK

We are authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. Our Board of Directors may declare dividends payable to the holders of Common Stock.

February 2024 Warrant Inducement Transaction

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

June 2024 Private Placement

On June 10, 2024 we entered into a securities purchase agreement (the “June 2024 SPA”) with V-CO Investors LLC, a Wyoming limited liability company (“V-CO”). V-CO is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”) and an independent private equity firm. Pursuant to the SPA, we sold to V-CO in a private placement offering (the “2024 Private Placement”): (i) 169,498 shares (the “June 2024 SPA Shares”) of our Common Stock, (ii) a pre-funded warrant to purchase 3,050,768 shares of Common Stock (the “June 2024 SPA Pre-Funded Warrant”, with the shares of Common Stock underlying the June 2024 Pre-Funded Warrant being referred to as the “June 2024 SPA PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 3,220,266 shares of Common Stock (the “June 2024 SPA Common Stock Purchase Warrant, and together with the June 2024 Pre-Funded Warrant, the “June 2024 SPA Warrants”, and with the shares of Common Stock underlying the June 2024 SPA Common Stock Purchase Warrant being referred to as the “June 2024 SPA Warrant Shares”).

V-CO paid a purchase price of $2.329 for each June 2024 SPA Share and June 2024 SPA Pre-Funded Warrant Share and associated June 2024 SPA Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). The 2024 Private Placement closed on September 10, 2024. We received gross proceeds of $7.5 million from the 2024 Private Placement. We intended to use the net proceeds from the 2024 Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the 2024 Private Placement. The June 2024 SPA Common Stock Purchase Warrant has a five-year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The June 2024 SPA Pre-Funded Warrant has a term ending on the complete exercise of the June 2024 SPA Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The June 2024 SPA Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

The June 2024 SPA provides that for a period of three (3) years from the closing of the 2024 Private Placement, Seneca shall be entitled to (i) receive notice of any regular or special meeting of our Board of Directors at the time such notice is provided to such members of the Board of Directors, (ii) receive copies of any materials delivered to our directors in connection with such meetings and (iii) allow one Seneca representative (who shall be an officer or employee of Seneca) to attend and participate (but not vote) in all such meetings of the Board of Directors. The June 2024 SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-CO.

The terms of the June 2024 SPA required us to file a registration statement on Form S-3 or other appropriate form (the “June 2024 Resale Registration Statement”) registering the June 2024 SPA Shares, the June 2024 SPA PFW Shares and the June 2024 SPA Warrant Shares (collectively, the “June 2024 Registerable Securities”) for resale. Such June 2024 Resale Registration Statement was filed with the SEC on July 30, 2024 and was declared on August 7, 2024. Pursuant to the June 2024 SPA, we must also use commercially reasonable efforts to keep the June 2024 Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the June 2024 Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the June 2024 Resale Registration Statement or for such shorter period as such securities no longer constitute June 2024 Registrable Securities, subject to certain limitations specified in the June 2024 SPA.

September 2024 Registered Direct Offering

On September 18, 2024, we entered into a securities purchase agreement (the “September 2024 Purchase Agreement”) with certain institutional investors in connection with a registered direct offering (the “September 2024 Offering”), priced at-the-market under Nasdaq rules, to purchase 1,363,812 shares (the “September 2024 Shares”) of our Common Stock at a purchase price of $3.15 per Share. No common stock purchase warrants were offered or issued to investors in the September 2024 Offering. The September 2024 Offering closed on September 20, 2024. H.C. Wainwright & Co., LLC, pursuant to an engagement agreement with us, dated May 2, 2024 and amended on August 2, 2024 (as amended, the “Engagement Agreement”), acted as the exclusive placement agent (the “Placement Agent”) for the September 2024 Offering. Pursuant to the Engagement Agreement, we have paid the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the September 2024 Offering, and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering. We have also agreed to reimburse the Placement Agent for certain expenses and legal fees. In addition, we issued to the Placement Agent, or its designees warrants (the “September 2024 Placement Agent Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of September 2024 Shares sold in the September 2024 Offering) at an exercise price of $3.9375 per share of Common Stock, exercisable beginning upon issuance until five years from the commencement of sales in the September 2024 Offering.

The gross proceeds to us from the September 2024 Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by us. We intended to use the net proceeds from the offering for working capital and general corporate purposes.

The September 2024 Shares were issued pursuant to an effective shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the September 2024 Offering has been filed with the SEC. The September 2024 Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the September 2024 Purchase Agreement, we agreed to certain restrictions on the issuance and sale of our shares of Common Stock and securities convertible into shares of Common Stock for a period of 30 days following the closing of the September 2024 Offering. We also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the September 2024 Purchase Agreement) until one year following the closing of the September 2024 Offering, subject to certain exceptions.

December 2024 Registered Direct Offering

On December 22, 2024, we entered into a securities purchase agreement (the “December 2024 SPA”) with certain institutional investors in connection with a registered direct offering, priced at-the-market under Nasdaq rules, to purchase 709,220 shares of Common Stock and, in a concurrent private placement (collectively, with the registered direct offering, the “December 2024 Offering”), warrants (the “December 2024 Warrants”) to purchase up to 709,220 shares of Common Stock (the shares of Common Stock issuable upon exercise of the December 2024 Warrants, the “December 2024 Warrant Shares”). The combined purchase price per share for the December 2024 Warrants is $4.935. The December 2024 Warrants are immediately exercisable upon issuance, will expire two years following the issuance date and have an exercise price of $4.81 per share. On January 22, 2025, we filed a registration statement with the SEC on Form S-1 (File No. 333-284399) under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the December 2024 Warrants. Such registration statement was subsequently declared effective on January 30, 2025.

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

We also issued to the Placement Agent or its warrants (the “December 2024 PA Warrants”) to purchase up to 95,467 shares of Common Stock (or 7% of the number of shares sold in the December 2024 Offering) at an exercise price of $6.1688 per share of Common Stock, exercisable beginning upon issuance until two years following the issuance date. We registered the Common Stock underlying the December 2024 PA Warrants for public resale pursuant to the registration statement on S-1 (File No. 333-284399) filed on January 22, 2025 and declared defective on January 30, 2025.

The gross proceeds from the December 2024 Offering were approximately $3.5 million, before deducting the Placement Agent’s fees and other offering expenses payable by us of approximately $0.5 million.

June 2025 Private Placement

On June 9, 2025, we entered into a Securities Purchase Agreement (the “June 2025 PIPE SPA”) with V-Co 2. V-Co 2 is an affiliate of Seneca. Pursuant to the June 2025 PIPE SPA, the Company sold to V-Co 2 in a private placement offering (the “June 2025 PIPE Offering”): (i) 828,000 shares (the “June 2025 PIPE Shares”) of Common Stock, (ii) a pre-funded warrant to purchase 725,258 shares of Common Stock (the “June 2025 Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “June 2025 PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 2,329,886 shares of Common Stock (the “June 2025 Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “June 2025 Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “June 2025 Warrant Shares”).

V-Co 2 paid a purchase price of $2.42 for each June 2025 PIPE Share and June 2025 Pre-Funded Warrant Share and associated June 2025 Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of Nasdaq. The June 2025 PIPE Offering closed on June 9, 2025. We received $2.7 million in cash proceeds upon the closing of the June 2025 PIPE Offering. Additionally, the $1.1 million bridge note entered into by us and V-Co 2 on May 20, 2025, the terms of which were previously reported on Current Report on Form 8-K filed on May 23, 2025, automatically converted into the June 2025 PIPE Offering, which we received total gross proceeds of $3.7 million upon conversion of the bridge note. The gross proceeds exclude an original issue discount of $0.1 million paid by us in connection with issuing the bridge note. We intended to use the net proceeds from the June 2025 PIPE Offering to support ourselves in connection with the Acquisition and for general working capital purposes. No placement agent was used in connection with the June 2025 PIPE Offering.

The June 2025 Common Stock Purchase Warrant has a term ending on or before June 9, 2029, an exercise price of $2.23 per share and became exercisable immediately as of the date of issuance. The June 2025 Pre-Funded Warrant has a term ending on the complete exercise of the June 2025 Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The June 2025 Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations preventing Seneca or its affiliates from exercising the June 2025 Warrants if such exercise would result in Seneca or its affiliates from owning in excess of 19.99% of the then outstanding Common Stock.

We agreed to file a registration statement under the Securities Act covering the resale of the June 2025 Warrants with 45 calendar days following the closing of the June 2025 SPA and to use commercially reasonable effort to cause the registration statement to be declared effective by the SEC within 90 days of the closing of the June 2025 SPA. Subsequently, pursuant to an amendment to the June 2025 PIPE SPA, dated July 24, 2025, we and V-Co 2 agreed to extend the respective date for which we must file the registration statement and cause such registration statement to be declared effective by 30 days.

SCN Acquisition

On June 10, 2025, we acquired all of the operating assets of the SCN in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted Common Stock, equal to $1.5 million based on the VWAP of the Common Stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to us as part of the acquisition of SCN. Pending the achievement of an agreed to financial milestone, we will pay to Prabhu Rachakonda, M.D., SCN’s principal owner (“Dr. Prabhu”) a contingent “earn out” consideration in the form of restricted Common Stock equal to $1.5 million based on the VWAP of the Common Stock for the 30 days following the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles. See Note 3 for further information.

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of June 30, 2025, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. We anticipate that the 1,600,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of June 30, 2025, we had five non-employee directors, two officers, 111 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers, ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of June 30, 2025, awards (in the form of options) for an aggregate of 1,020,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

The following table summarizes all stock options as of June 30, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	1,238		$8.80	8.5
Granted	-		-
Forfeited	(1)		-
Exercised	-		-

Outstanding, at June 30	1,237	(3)	$8.80	8.0

Exercisable, at June 30	174	(4)	$39.85	2.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2025, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of June 30, 2025, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three and six months ended June 30, 2025. For each of the three and six months ended June 30, 2025, and 2024 the Company recognized approximately $0.3 million and $0.6 million of share-based compensation expense relating to the vesting of stock options, respectively. Unrecognized expense relating to these awards as of June 30, 2025 was approximately $2.9 million, which will be recognized over the weighted average remaining term of 8.0 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the six months ended June 30, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	9,658		$3.22	3.9
Grants of warrants:
Private placement	3,055
Exercised	-
Forfeited	-
Outstanding, at June 30	12,713	(3)	$2.86	3.6

Exercisable, at June 30	12,660	(4)	$2.40	3.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of June 30, 2025, the aggregate intrinsic value of warrants outstanding was $0 million.

(4)	As of June 30, 2025, the aggregate intrinsic value of warrants exercisable was $0 million.

For the six months ended June 30, 2025, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2025

Measurement date closing price of Common Stock (1)	$2.14
Contractual term (years) (2)	4.0
Risk-free interest rate	4.0%
Volatility	148%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2025 and December 31, 2024 to record the deferred tax asset that is not likely to be realized.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other than the earn-out related to the SCN acquisition (see Note 10), there were no new material commitments or contingencies entered into during the three and six months ended June 30, 2025 and 2024.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents such as pre-funded warrants computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of June 30, 2025 and 2024, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Calculation of Numerator:
Net loss	$(5,013)	(1,930)	$(8,877)	(5,692)

Loss applicable to common stockholders	$(5,013)	$(1,930)	$(8,877)	$(5,692)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	9,087,202	3,228,363	8,842,604	2,768,934

Net loss per share of Common Stock (basic and diluted)	$(0.55)	$(0.60)	$(1.00)	$(2.06)

As of June 30, 2025 and 2024, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	June 30, 2025	June 30, 2024

Common stock warrants	12,713	9,149
Common stock options	1,237	228
Total	13,950	9,377

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of June 30, 2025 and 2024, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three months ended June 30, 2025 and 2024, we did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. Level 3 techniques were used in the non-recurring measurement of assets and liabilities acquired in the SCN acquisition (see Note 3).

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended June 30, 2025 and 2024 we had no transfers of assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on our bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of June 30, 2025, we had cash and cash equivalents with four financial institutions in the United States with an aggregate balance of $4.4 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of June 30, 2025. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of June 30, 2025, we had five suppliers that accounted for approximately 57% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 16 – SEGMENT INFORMATION

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

NOTE 17 – SUBSEQUENT EVENTS

In July, 2025, one of the institutional investors who entered into the December 2024 SPA exercised warrants to purchase 180,000 shares of our Common Stock at $4.81 per share. We received proceeds of approximately $0.9 million in connection with such exercise.

We granted 60,000 and 30,000 Restricted Stock Units (“RSU”), respectively on July 9 and July 28, at respective conversion prices of $6.00 and $4.72 per share of Common Stock to certain employees and consultants. Such RSUs vest on each of the first and second anniversaries of the date of grant.

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

Overview

We are a revenue stage medical technology company focused on the development and commercialization of innovative treatment alternatives for patients with dentofacial abnormalities and/or patients diagnosed with mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We believe our technologies and conventions represent a significant improvement in the treatment of mild to severe OSA versus other treatments such as continuous positive airway pressure (“CPAP”) or palliative oral appliance therapies. Our alternative treatments are part of what we call The Vivos Method.

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments which we developed and is prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Nearly 59,000 patients have been treated to date worldwide with our entire current suite of products by more than 2,000 trained dentists.

In June 2024, as our initial entry into our new sales, marketing and distribution model, we entered into our first contractual alliance with Rebis Health, a sleep center operator in Colorado. Revenues from this arrangement have not developed as we had expected for many reasons beyond our control, but we learned important lessons which have led to changes to this model.

In an important milestone in our business model pivot we undertook during 2024 and 2025, on June 10, 2025, we acquired the net operating assets of R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”) pursuant to an Asset Purchase Agreement dated April 15, 2025 (the “SCN Purchase Agreement”) whereby we agreed to purchase the net operating assets and liabilities related to SCN’s sleep testing, diagnostics, and treatment centers (the “Acquisition”) from SCN’s shareholders Prabhu Rachakonda, M.D. (“Dr. Prabhu”) and Lata K. Shete, M.D.

With seven operating locations, SCN delivers and promotes sleep wellness and health through its proprietary, non-invasive treatments for OSA and is the largest operator of medical sleep centers in the state of Nevada. The Acquisition represents our first major acquisition of a sleep testing center and associated medical sleep practice. We funded the consideration for the Acquisition at closing by issuing a senior, non-convertible, secured term note to Streeterville Capital, LLC (the “Lender”) in the principal amount of $8.2 million. We also entered into a securities purchase agreement with V-Co Investors 2 LLC, a Wyoming limited liability company and affiliate of an existing significant investor in our company (“V-Co 2”), for a private placement of common stock and warrants in consideration for total gross proceeds of $3.7 million to support ourselves in connection with the Acquisition and for general working capital purposes. Please refer to “Material Items, Trends and Risks Impacting Our Business - Enrollments (Service Revenue) and Pivot to the Marketing and Distribution Model” and “Material Items, Trends and Risks Impacting Our Business – SCN Integration Update” below for a further discussion of the Acquisition and our progress on integrating SCN into our business.

Total consideration for SCN equaled to a sum of $8.7 million consisting of $6.0 million in cash consideration, 607,287 shares of Vivos common stock with a fair value of $1.3 million, and contingent “earn out” consideration with a fair value of $1.4 million payable upon the achievement of a financial milestone as specified in the SCN Purchase Agreement.

See Note 1 to the accompanying financial statements for additional background information on our company and our legacy VIP and current alliance/acquisition sales, marketing and distribution models.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

VIP Enrollments (Service Revenue) and Pivot in Our Sales, Marketing and Distribution Model. Enrolling dental practices as VIPs has historically been the first step in our ability to generate new revenue. However, as a result of our strategic pivot away from growing our VIP model and toward contractual alliances with, or the acquisition and operation of, medical and dental sleep medicine centers, we have reduced our sales personnel in connection with our VIP business model and generally ceased recruitment of new VIP dentists. As a result, future revenue from VIP enrollments will decline substantially, and although we will continue to recognize some VIP enrollment revenue going forward in accordance with ASC 606, such revenue will make up proportionately less of our total revenue over time. While we will continue to provide technical and product support to our existing VIP customer base, we have also redeployed and refocused training facilities, programs and personnel on training and supporting the dentists, staff members, nurse practitioners, physician assistants, and medical doctors who work in one of the Company’s Sleep and Airway Medicine Centers as part of our new strategic model.

We will continue to shift our efforts away from educating, training and supporting independent VIP dentists and to pivot substantially all our focus and resources towards our new strategic alliance and acquisition model. We will, however, continue to provide technical and product support to our existing VIP customer base.

As part of our pivot to the new strategic alliance and acquisition model, on April 15, 2025, we entered into the SCN Purchase Agreement with the Seller, pursuant to which we agreed to purchase, among other things, the operating assets related to SCN’s sleep testing, diagnostics, and treatment centers. The below provides a summary of the Acquisition and the contractual arrangements we had entered with SCN in connection with the Acquisition:

On June 10, 2025, we completed the Acquisition, and we had acquired all of the operating assets of the Seller in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted common stock our company equal to $1.5 million based on the volume-weighted average price (“VWAP”) of our common stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to us as part of the Acquisition. Pending the achievement of an agreed upon financial milestone, we will pay to Dr. Prabhu a contingent “earn out” consideration in the form of restricted common stock equal to $1.5 million based on the VWAP of the common stock for the 30 days following the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles.

As of June 10, 2025, but effective as of June 2, 2025, pursuant to the SCN Purchase Agreement, our wholly-owned subsidiary AIM, entered into Practice Administration Agreements (“PAAs”) respectively with SCN (the “SCN PAA”) and the Sleep Center of Nevada, Rachakonda & Associates, PLLC, a newly formed Nevada professional limited liability company owned and controlled by Dr. Prabhu (“SCN PLLC” and the practice management agreement with SCN PLLC, the “SCN PLLC PAA”). SCN PLLC was formed for the purpose of integrating the medical practices of SCN with the Company in connection with the Acquisition. The principal purpose of the PAAs is to allow AIM to manage the SCN practice in compliance with applicable federal and Nevada laws, rules and regulations relating to the corporate practice of medicine (the “CPM Laws”). AIM intends to conduct an orderly transition of the operation of the SCN practice to SCN PLLC.

Pursuant to the PAAs, AIM shall provide management, administrative, and non-clinical services to SCN and SCN PLLC, in consideration for monthly administration fees (the “Administration Fees”) of $0.2 million from SCN and $0.1 million from SCN PLLC. The Administration Fees may be adjusted by AIM prospectively after quarterly reviews. Both the PAAs have a term of fifteen years and subject both SCN and SCN PLLC, along with Dr. Prabhu, to an exclusivity provision during the term and for a period of one-year after termination, whereby neither SCN nor SCN PLLC shall operate, participate in, or be connected with any other entity providing similar services within Nevada, except for operating its own medical practice without a third-party provider providing covered programs. In connection with the PAAs, Dr. Prabhu, as an equity owner of and on behalf of SCN and SCN PLLC, has entered into management and succession agreements with AIM for continued operation of their respective medical practices upon occurrence of certain events as described therein and for Dr. Prabhu to comply with the CPM Laws.

Pursuant to the SCN Purchase Agreement, SCN had entered into a physician employment agreement (the “Physician Employment Agreement”) with Dr. Prabhu. Under the Physician Employment Agreement, Dr. Prabhu shall perform his duties as a physician in SCN (or SCN affiliated companies) and comply with all CPM Laws. The Physician Employment Agreement provides an annual compensation of $400,000 and bonus incentives, payable in cash, should SCN achieve certain annual revenue targets in a calendar year. The Physician Employment Agreement also affords Dr. Prabhu a board observation right, whereby Dr. Prabhu is entitled to receive advanced notices and attend our board of directors meetings.

Below is a summary of financing arrangements we entered into to fund the Acquisition and our working capital:

Senior Secured Loan. On June 9, 2025, concurrently with the Acquisition, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), pursuant to which we issued and sold to Lender a Secured Promissory Note (the “Note”) in the original principal amount of $8.3 million (the “Principal Amount”, and the financing as described herein, the “Note Financing”). The Principal Amount includes an original issue discount of $0.7 million. We also agreed to pay $50 thousand to the Lender to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was added to the Principal Amount, resulting in a purchase price of for the Note and gross proceeds to the Company of $7.5 million received by the Company. The Note is not convertible into shares of Common Stock or otherwise.

The Note accrues interest at a rate of nine percent (9%) per annum and has a maturity date of eighteen (18) months from the issuance of the Note, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. We used the net proceeds from the Note Financing for funding the cash portion of the Acquisition purchase price and to support ourselves in connection with the Acquisition. No placement agent was used in connection with the Note Financing.

The Note is secured by all of the tangible and intangible assets of AIM pursuant to that certain Security Agreement, dated June 9, 2025, between AIM and the Lender (the “Security Agreement”) We have also pledged the entirety of AIM’s membership interests to the Lender as collateral for the Loan pursuant to that certain Pledge Agreement dated June 9, 2025, between us and the Lender (“Pledge Agreement”) and caused AIM to enter into the Guaranty Agreement, dated June 9, 2025, in favor of the Lender (“Guaranty Agreement”) to respectively secure the our performance and provide a guarantee of our obligations to the Lender under the Note and the other transaction documents.

Commencing six (6) months after the date of issuance of the Note and at any time thereafter until the Note is paid in full, the Lender will have the right to redeem up to $0.6 million of the Principal Amount under the Note per calendar month. We must pay the redeemed amount in cash within three (3) trading days of receiving a redemption notice. We may prepay all or any portion of the outstanding balance of the Note. If we elect to prepay the Note in part within one hundred twenty (120) days from the issuance of Note, we will be required to pay to the Lender an amount in cash equal to one hundred and seven percent (107%) of the portion (the “Prepayment Premium”) of the outstanding balance we elect to prepay. Notwithstanding the foregoing, the Prepayment Premium shall not apply to any outstanding balance of the Note that we elect to prepay on or after the one hundred twenty (120) days after the issuance of the Note. Additionally, if the Note remains outstanding on the one hundred twenty (120) days from the anniversary of the issuance, we will incur a one-time monitoring fee equal to the difference between (i) the outstanding balance of the Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Note (as subtrahend), which fee will be added to the Principal Amount if incurred.

The Note provides for customary events of default (each as defined in the Note, an “Event of Default”), including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants as specified in the Note, failure to obtain prior written consent from the Lender on a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company) undertaken by us, and the occurrence of a bankruptcy, insolvency or similar event affecting us. Upon the occurrence of certain Events of Default related to the occurrence of a bankruptcy, insolvency or similar event affecting us, the outstanding Principal Amount of the Note will become automatically due and payable. Additionally, upon the occurrence of any Events of Default, interest shall begin accruing on the outstanding balance of the Note from the date of the Event of Default equal to the lesser of twenty-two percent (22%) per annum and the maximum rate allowable under law.

Private Placement Financing. On June 9, 2025, in connection with the Acquisition, we entered into a Securities Purchase Agreement (the “PIPE SPA”) with V-Co Investors 2 LLC, a Wyoming limited liability company (“V-Co 2”). V-Co 2 is an affiliate of New Seneca Partners Inc., a Michigan corporation (“Seneca”), a leading independent private equity firm and an existing significant investor in our company.

Pursuant to the PIPE SPA, we sold to V-Co 2 in a private placement offering (the “PIPE Offering”): (i) 828,000 shares (the “PIPE Shares”) of our common stock, (ii) a pre-funded warrant to purchase 725,258 shares of our common stock (the “Pre-Funded Warrant”, with the shares of common stock underlying the Pre-Funded Warrant being referred to as the “PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 2,329,886 shares of our common stock (the “Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “Warrant Shares”).

V-Co 2 paid a purchase price of $2.42 for each PIPE Share and Pre-Funded Warrant Share and associated Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The PIPE Offering closed on June 9, 2025. We received $2.7 million in cash proceeds upon the closing of the PIPE Offering. Additionally, the $1.1 million bridge note entered into by the Company and V-Co 2 on May 20, 2025, the terms of which were previously reported on Current Report on Form 8-K filed on May 23, 2025, automatically converted into the PIPE Offering, for total gross proceeds of $3.7 million upon conversion of the bridge note. The gross proceeds exclude an original issue discount of $0.1 million paid by us in connection with issuing the bridge note. We are using the net proceeds from the PIPE Offering to support the integration of SCN into our business and for general working capital purposes. No placement agent was used in connection with the PIPE Offering.

The Common Stock Purchase Warrant has a term ending on or before June 9, 2029, an exercise price of $2.23 per share and became exercisable immediately as of the date of issuance. The Pre-Funded Warrant has a term ending on the complete exercise of the Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations preventing Seneca or its affiliates from exercising Warrants if such exercise would result in Seneca or its affiliates from owning in excess of 19.99% of our then outstanding common stock.

The terms of the PIPE SPA requires us to file a registration statement on Form S-3 or other appropriate form (the “Resale Registration Statement”) registering the PIPE Shares, the PFW Shares and the Warrant Shares (collectively, the “Registerable Securities”) for resale no later than 45 days of the closing of the PIPE Offering and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective within 90 days of the closing of the PIPE Offering. Subsequently, on July 24, 2025, we and V-Co 2 agreed to extend the respective date for which we file the registration statement and cause such registration statement to be declared effective by 30 days pursuant to an amendment to the June 2025 PIPE SPA. We must also use our commercially reasonable efforts to keep the Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the Resale Registration Statement or for such shorter period as such securities no longer constitute Registrable Securities, subject to certain limitations specified in the PIPE SPA. The PIPE SPA further provides that we shall pay V-Co 2 in the amount equal to $50,000 for the fees and expenses of V-Co 2’s counsel incurred in connection with the PIPE Offering. The PIPE SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-Co 2.

SCN Integration Update. Our operational planning for the integration of SCN began in April 2025, when we signed the definitive agreement to purchase SCN. We believe these two months of advance planning has benefited the process of integrating SCN into our business, as our operations team has been able to execute our plan on schedule and under budget with respect to two of SCN’s seven locations in the greater Las Vegas area. Also because of this effort, we expect to recognize a small amount of SCN revenue during our fiscal second quarter (for the period beginning with the June 10, 2025 Acquisition closing date through June 30, 2025), with the goal of increasing this revenue in the second half of 2025 and further in 2026.

As we had anticipated during the initial stage of SCN integration, patient demand is exceeding our capacity to process and treat patients under our model which includes offering SCN patients Vivos treatment options. Our goal is to ramp up our systems and operations by strategically deploying additional personnel and resources to meet this demand. We currently expect that some of SCN’s locations, including the two already integrated, to be primary treatment hubs with larger patient capacities, with the remaining being referral centers (which could be relocated facilities) requiring less time and effort to integrate.

Our operational plan is driven by our deployment of our Sleep Optimization (SO) teams, each consisting of one nurse practitioner (or physician’s assistant), two specially trained dentists, six dental assistants, six administrative support personnel, and one treatment navigator. These SO teams can be dedicated to high demand locations or spread across multiple locations as circumstances dictate. We currently have 1.5 SO teams deployed across two SCN locations and expect to have two additional SO teams deployed during the fourth quarter of 2025. We anticipate an initial ramp of up to 60 days for SO teams to become fully functional, and up to five months or longer before net revenue collections match revenue generating activity (such as OSA diagnostic services or OSA treatment case starts). A fourth SO team is planned for deployment sometime in the first quarter of 2026, giving us an expected total of 4.5 SO teams operating by the end of the first quarter of 2026. Based on the current volume of OSA patient demand, we believe the current markets served by SCN could support up to eight SO teams, and potentially more if certain planned growth initiatives meet expectations. Such initiatives include, but are not limited to, the expansion of diagnostic and treatment services, the establishment and rollout of a pediatric OSA program, and the collaboration with certain specialty medical groups who treat patients with comorbid OSA but who lack the ability to test, evaluate and treat such patients within their existing practice environments.

Based on our experience to date, we believe our limiting constraints for near-term revenue growth at SCN are (1) physical space to see an optimal number of patients; (2) provider and staff recruiting, training, and onboarding; and (3) customary issues with third party provider credentialing. At the SCN locations we have onboarded, we are currently fully booked for appointments for several weeks, and we are processing what we believe is less than 40% of patients attempting to get appointments for treatment. We expect the current expansion at one facility and relocation of a second facility, coupled with the additional deployments of two new SO teams by mid-October 2025, will help reduce the backlog of patients seeking treatment. However, we do not believe we will be able to fully meet current demand until additional SO teams are fully deployed during 2026.

Our initial average case revenue and acceptance rate for Vivos treatment at SCN to date suggest that each SO team could potentially generate collections in excess of $500,000 per month, net of adjustments, with contribution margins above 50%. In addition to current Vivos diagnostic and treatment options, we expect to be able to offer SCN patients additional diagnostic and treatment services that could generate additional high-margin revenue. It will take time for each SO team to reach full capacity, if at all, so the above figures should be viewed as our current best estimates based on our limited operating experience and actual performance to date, rather than projections of our future performance. That said, we continue to gather additional data that will allow us to refine our model and optimize operations, and results of operations, in future periods.

Importantly, we expect to apply the lessons learned from our SCN integration activities to future sleep center or medical practice acquisitions or management collaborations we are currently exploring and hope to consummate in the future as described below. We expect to fund costs associated with our SCN integration activities with net proceeds from our June 2024 debt and equity financings, potential future financings, and ultimately cash from operations.

Revised OSA Provider Management Model. In addition to growth through acquisitions of medical sleep providers like SCN, we are actively developing a revised management model that we are implementing in situations where the sleep center or medical practice owners are not interested in being purchased by us, but are interested in making the full range of our OSA treatment options available to their patients. Our plan is to accomplish this type of collaboration through the creation and pro-rata funding of a new management services entity that is jointly owned by the sleep center owners and our company, but where our company retains a supermajority controlling interest. The revised management model incorporates our experience with Rebis Health in Colorado, our first sleep provider collaboration arrangement which we entered into in 2024, and which has not yet performed to our expectations. Under the revised model, through the co-owned management company, we will have more operational control to help ensure that our business model is being properly implemented.

We believe this revised management model can provide financial upside for our company with limited capital expenditures, and with what we believe are manageable risks. At the same time, this revised management model creates the potential for economic upside for sleep center or medical practice collaborators who are currently not interested in an outright sale to our company. Moreover, we believe the overall quality of care and service to the OSA patients of our medical provider collaborators can improve by having more treatment options available. The revised management model, as in the previous model, is designed to be compliant with current state and federal healthcare, anti-kickback, and corporate practice of medicine and dentistry regulations.

On July 14, 2025, we entered into our first management agreement under this revised approach with MISleep Solution LLC to provide our full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan (which is near Detroit). Consistent with our new model, our company owns a supermajority equity stake in the management services company, with the sleep doctors having minority ownership interests. Facilities to support these operations are currently under construction, with an estimated opening date in October 2025. We are currently in the process of hiring, training, and onboarding one complete SO team that we expect to deploy as soon as the physical facility is ready for occupancy. Based on our internal analysis and experience, we expect the economics of our Detroit SO team to be similar to the economics described above for our SO teams at SCN, except that net profit distributions from the management services entity will be paid out on a pro-rata basis (with our company receiving the supermajority share). As of this time, we have no direct operating history in the Detroit, Michigan market or with this new model. However, we believe that the overall benefit to our company of this model derives from the limited risks (as opposed to outright acquisitions) and generally low equipment and facility capital expenditures relative to the potential revenue opportunity. This model also obviates the need for us to finance the purchase and other costs associated with our acquisition model.

Potential Provider Acquisition or Management Pipeline. We are currently in active discussions with a number of potential acquisition targets to follow our SCN acquisition and Detroit-area management agreement. Every prospect must meet a rigorous set of criteria and standards in order to be considered by our mergers and acquisitions team for acquisition or management. One such acquisition target is currently under an exclusive letter of intent with us. Our pipeline of additional potential acquisition and management opportunities with sleep centers and medical sleep specialists continues to expand. This is happening largely through word of mouth and very little expenditure in terms of marketing efforts to the more than 2,600 American Academy of Sleep Medicine accredited sleep testing centers nationwide. We believe this pipeline of potential acquisition and management activity, together with the experience gained from previous endeavors, will be a key driver of future accretive growth for us.

Distribution Agreements. During 2023, we entered into distribution collaborations with third parties to expand access of our products to potential patients. We hope that these strategic initiatives will lead to revenue growth opportunities for us in 2025 and beyond, and our ability to capitalize on these initiatives is expected to be a material aspect of our sales and marketing program going forward.

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

Trade Policy/Tarriff Risks. Certain of our products or components are manufactured outside the United States. Most products imported into the United States is subject to duty and restrictive quotas on the amount of products that can be imported from certain countries into the United States each year. Because of the duty rates and quotas, changes in U.S. trade policy as reflected in the imposition of tariffs, trade legislation, trade preference programs and trade agreements have the potential to materially impact our sourcing strategy and the competitiveness of our contract manufacturers. We manage this risk by continually monitoring U.S. trade policy, analyzing the impact of changes in such policy and adjusting its manufacturing and sourcing strategy accordingly.

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

An additional inflation-related risk is the Federal Reserve’s response to inflation, which as of the date of this Report, has been to maintain elevated interest rates. Such actions have, in times past, created unintended consequences for housing starts, overall manufacturing, the capital markets, and the banking sector. An uncertain Federal Reserve response to inflation could as a result impact on our revenue, earnings and access to capital.

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

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022, the attacks by Hamas on Israel in October of 2023 and Israel’s responses have disrupted commercial and capital markets and emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained as a result of such regional armed conflicts, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

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

Key Components of Consolidated Statements of Operations

Net revenue. Under our legacy VIP model, we recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or to any sleep clinic, through our new marketing and distribution model, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price. Revenues to date from our new contractual alliance or acquisition management model have been relatively nominal, although we expect revenues generated from SCN and our agreements related to the Acquisition to increase.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

Our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (which includes incremental revenue recognized from the operations of SCN from June 10, 2025 to June 30, 2025) are presented below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

Revenue
Product revenue	$1,885	$1,975	$(90)	$3,698	$3,650	$48
Service revenue	1,935	2,079	(144)	3,137	3,823	(686)
Total revenue	3,820	4,054	(234)	6,835	7,473	(638)

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,710	1,403	307	3,219	2,885	334
Gross profit	2,110	2,651	(541)	3,616	4,588	(972)
Gross profit %	55%	65%		53%	61%

Operating expenses
General and administrative	6,409	4,122	2,287	11,298	9,043	2,255
Sales and marketing	260	320	(60)	615	973	(358)
Depreciation and amortization	306	145	161	483	291	192

Operating loss	(4,865)	(1,936)	(2,929)	(8,780)	(5,719)	(3,061)

Non-operating income (expense)
Other expense	(163)	(22)	(141)	(170)	(24)	(146)
Other income	15	28	(13)	73	51	22

Net loss	$(5,013)	$(1,930)	$(3,083)	$(8,877)	$(5,692)	$(3,185)

Comparison of the three months ended June 30, 2025 and 2024

Revenue

Revenue decreased by approximately $0.2 million, or 6%, to approximately $3.8 million for the three months ended June 30, 2025 compared to $4.1 million for the three months ended June 30, 2024. The decrease in total revenue during the second quarter of 2025 was impacted by a decrease of approximately $0.1 million in product revenue and approximately $0.1 million in service revenue. The decrease in product revenue is attributable to an increase in appliances discounts of approximately $0.6 million, offset by an increase of approximately $0.5 million in guide sales. The decrease in service revenue is attributable to a decrease of approximately $1.0 million in VIP enrollment revenue offset by an increase of approximately $0.5 million in sleep testing services primarily generated from SCN and $0.4 million from sponsorship, seminar and other service revenue. Revenue growth in the second quarter of 2025 was impacted by a lower incidence of breakage in contracts, this accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $0.1 million in revenue was attributable to breakage during the three months ended June 30, 2025, when compared to approximately $0.6 million during the three months ended June 30, 2024.

We view the contribution of revenue from SCN in such a relatively short period of time post-acquisition (from June 10 to June 30, 2025) as encouraging, particularly since such revenue does not reflect revenue from sales of our appliances to SCN patients, which is expected to first be recognized in the quarter ended September 30, 2025.

For the three months ended June 20, 2025, we sold 4,116 oral appliance arches for a total of approximately $1.9 million, a 5% decrease in revenue from the three months ended June 30, 2024, when we sold 2,033 oral appliance arches for a total of approximately $2.0 million. The decrease is directly attributable a higher volume mix of Guide sales, which are lower revenue generating products when compared to Vivos C.A.R.E. appliances.

Cost of Sales and Gross Profit

Cost of sales increased $0.3 million or 22% to approximately $1.7 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024. This was primarily attributable to higher costs associated with diagnostic services and patient therapy.

For the three months ended June 30, 2025, gross profit decreased by approximately $0.5 million to $2.1 million. This decrease was attributable to the decrease in revenue of approximately $0.2 million and increase in cost of sales of $0.3 million. Gross margin decreased to 55% for the three months ended June 30, 2025, compared to 65% for the three months ended June 30, 2024 due to the decrease in revenue and increase in cost of sales.

General and Administrative Expenses

General and administrative expenses increased $2.3 million or 55% to approximately $6.4 million for the three months ended June 30, 2025, as compared to $4.1 million for the three months ended June 30, 2024. The primary cause of this increase was approximately $1.8 million in costs associated with acquiring and integrating SCN including professional fees of approximately $0.9 million, salaries and wages of approximately $0.5 million, infrastructure costs of approximately $0.3 million and travel related expenses of approximately $0.1 million.

Sales and Marketing

Sales and marketing expenses stayed relatively flat at $0.3 million for the three months ended June 30, 2025, which is attributable in significant part to our one-time focus on the acquisition and commencement of integration of SCN into our operations.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million for the three months ended June 30, 2025 due to assets being placed into service.

Other Income/(Expense)

Other (Expense) increased $0.1 million due to interest expense on a note during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

Revenue

Revenue decreased approximately $0.6 million, or 9%, to approximately $6.8 million for the six months ended June 30, 2025 compared to $7.5 million for the six months ended June 30, 2024. The decrease in total revenue during the period was impacted primarily by a decrease of approximately $1.7 million in enrollment revenue due to the pivot in strategy away from enrollment of VIP’s and to affiliations with and acquisitions of sleep centers and OSA medical diagnostic practices. The decrease of enrollment revenue was offset by increases of $0.5 million of sleep testing service revenue primarily generated from SCN and $0.5 million of sponsorship and seminar revenue. Revenue growth in the first half quarter of 2025 was impacted by a lower incidence of breakage in contracts, this accelerated revenue recognition on several contracts for VIPs who did not complete their training during the first 90 days of their enrollment. Approximately $0.1 million in revenue was attributable to breakage during the six months ended June 30, 2025, when compared to approximately $1.0 million during the six months ended June 30, 2024.

For the six months ended June 30, 2025, we sold 7,852 oral appliance arches for a total of approximately $3.7 million, a 1% increase in revenue from the six months ended June 30, 2024, when we sold 4,029 oral appliance arches for a total of approximately $3.6 million. The increase in revenue was due primarily to an increase in guide sales at a lower average price than CARE devices, offset by an increase in discounts during the six months ended June 30, 2025. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

Cost of Sales and Gross Profit

Cost of sales increased $0.3 million or 11% to approximately $3.2 million for the six months ended June 30, 2025, compared to $2.9 million for the six months ended June 30, 2024. This was primarily related to higher costs associated with appliances and diagnostic services.

For the six months ended June 30, 2025, gross profit decreased by approximately $0.9 million to $3.6 million. This decrease was attributable to the decrease in revenue of approximately $0.6 million and increase in cost of sales of $0.3 million. Gross margin decreased to 53% for the six months ended June 30, 2025, compared to 61% for the six months ended June 30, 2024 due to the decrease in revenue and increase in cost of sales.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.3 million, or approximately 25%, to approximately $11.3 million for the six months ended June 30, 2025, as compared to $9.0 million for the six months ended June 30, 2024. The primary driver of this increase related to the costs associated with acquiring and integrating SCN, including an increase in professional fees of $1.0 million, an increase in salaries and related compensation of approximately $0.5 million and an increase in infrastructure, taxes and licenses of $0.4 million and other costs of $0.4 million.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million to $0.6 million for the six months ended June 30, 2025, compared to $1.0 million for the six months ended June 30, 2024. This decrease was primarily driven by our decrease in sales and marketing campaigns, resulting in lower commissions paid to our employees for digital media services and reduction in use of marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million to approximately $0.5 million for the six months ended June 30, 2025 from $0.3 million for the six months ended June 30, 2024. Depreciation and amortization increased during the period due to assets being placed into service during the period.

Other Income

Other (Expense) increased $0.1 million due to interest expense on a note during the six months ended June 30, 2025.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.0 and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $8.9 and $5.7 million for the six months ended June 30, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $113.1 million as of June 30, 2025.

Net cash used in operating activities amounted to approximately $7.3 and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had total liabilities of approximately $21.5 million.

As of June 30, 2025, we had approximately $4.4 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures in our legacy business that have reduced cash used in operations. However, even though we have worked to refine our business model, our sales did not grow during either of our fiscal years ended 2023 or 2024, nor during the first half-half of 2025. Revenue from our first contractual alliance with Rebis Health have not developed as we had expected for many reasons beyond our control, but we learned important lessons which have led to improvements to our alliance model. We expected a short-term drop in sales and increase in costs as we executed on our business model pivot.

As such, we have funded our operations through equity raises in the period ended June 30, 2025 and fiscal year ended December 31, 2023 and 2024. We were required to obtain additional financing to satisfy our cash needs, including to fund the SCN acquisition, and increase our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue with a view towards ultimately achieving positive cash flow operations. For a discussion of the financings to fund the SCN acquisition, please refer to the section “Material Items, Trends and Risks Impacting Our Business - Enrollments (Service Revenue) and Pivot to the Marketing and Distribution Model.”

Until we have attained positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. We financed the SCN acquisition from the issuance of senior secured debt and equity securities. We expect the SCN acquisition will ultimately allow our company to achieve positive cash flows; however, there is a risk this may not occur. We originally expected the Strategic Alliance Agreement (“SAA”) with Rebis Health entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis Health that are beyond our control, we are currently re-evaluating and lowering our revenue expectations under the SAA. As such, we seek to acquire other sleep centers in transactions similar to the SCN acquisition or enter into other strategic alliances. There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or the SAA or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three and six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024

Net cash provided by (used in):
Operating activities	$(7,290)	$(5,564)
Investing activities	(6,028)	(211)
Financing activities	11,460	11,035

Net cash used in operating activities of approximately $7.3 million for the six months ended June 30, 2025 an increase of approximately $1.7 million compared to net cash used in operating activities of approximately $5.6 million for the six months ended June 30, 2024. This increase is due primarily to a $3.2 million increase in net loss for the six months ended June 30, 2025 and decrease in contract liabilities of approximately $0.2 million, offset by an increase in depreciation and amortization of approximately $0.2 million, an increase of approximately $0.7 million in accounts payable, an increase of approximately $0.6 million in other liabilities, and an increase of approximately $0.1 million in interest expense on a promissory note.

For the six months ended June 30, 2025, net cash used in investing activities consisted of approximately $5.1 million for payment of a business acquisition and capital expenditures for software of $0.9 million related to the development of software for internal use, placed in service in 2025. This compares to net cash used in investing activities for the six months ended June 30, 2024 of $0.2 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $11.5 million for the six months ended June 30, 2025, is attributable to proceeds of approximately $9.6 million from the issuance of debt, approximately $1.7 million for the issuance of warrants, approximately $0.6 million form the issuance of pre-funded warrants, and approximately $0.3 million from the issuance of common stock. This compares to net cash used in investing financing for the six months ended June 30, 2024 of $11.0 million attributable to proceeds from the issuance of Common Stock, net of approximately $0.4 million of professional fees and other issuance costs, in our February 2024 warrant inducement transaction with an institutional investor and June 2024 private placement.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and six months ended June 30, 2025.

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

Management’s evaluation of disclosure controls and procedures excluded the internal controls of The Sleep Center of Nevada, which we acquired on June 10, 2025. The Sleep Center of Nevada represents approximately 33% of our consolidated total assets as of and for the period ended June 30, 2025 and 14% and 8% of our consolidated revenues for the three and six months ended June 30, 2025. We are in the process of integrating The Sleep Center of Nevada into our disclosure controls and procedures and internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, we are in the process of integrating The Sleep Center of Nevada and expect to complete this integration within one year of the acquisition date.

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

We further seek declaratory relief to refute the defendant’s false allegations, as well as monetary damages. Prior to filing the suit, we worked collaboratively with legal counsel at Benco to address and resolve this matter. Such efforts were unsuccessful. On February 26, 2021, Ortho-Tain, Inc. filed a motion to dismiss the amended complaint. We opposed the motion. On June 21, 2022, the Tenth Circuit entered an order and judgment. Pursuant to such order, the appeal was terminated, and the case was remanded to the U.S. District Court for the District of Colorado for further proceedings. On July 13, 2022, the Clerk of Court for the Tenth Circuit transferred jurisdiction back to the District of Colorado. On February 14, 2024, the District Court of Colorado issued an order denying Ortho-Tain’s motion to dismiss after analyzing the issue of litigation privilege under the standard ordered by the Tenth Circuit. In response, Ortho-Tain filed a notice of appeal of the District Court of Colorado order on February 14, 2024. The appeal has been docketed in the Tenth Circuit, and the record has been completed. On March 5, 2024, we filed a motion to dismiss the appeal for lack of jurisdiction. Ortho-Tain filed its response to the motion to dismiss on March 19, 2024. Our reply in support of the motion to dismiss was filed on March 26, 2024. On March 20, 2024, the Court ordered that our motion to dismiss for lack of jurisdiction would be referred to the panel of judges to be assigned to the appeal, and that no ruling on the motion to dismiss would be issued at that time. Ortho-Tain filed its opening brief on April 29, 2024. We filed an Answer Brief on May 29, 2024. Ortho-Tain filed its response brief on June 20, 2024. On October 31, 2024, the Tenth Circuit ordered additional briefing on two discrete issues and that briefing was filed on November 21, 2024. Oral Argument occurred on March 18, 2025, and on July 8, 2025 the parties are awaiting a ruling. Tenth Circuit issued its opinion dismissing the appeal in its entirety for lack of jurisdiction. Ortho-Tain then filed a petition for rehearing on July 22, 2025, which was denied by the Tenth Circuit on August 4, 2025.

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

The Parties submitted a Joint Discovery Plan to the District Court on October 21, 2024. On October 22, 2024, the District Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date, which the parties completed. The parties are continuing with discovery and have provided additional status reports to the District Court on January 6, 2025, February 24, April 7, May 5, June 11, July 9, and August 6, 2025. The District Court had set a deadline of August 26, 2025 for the parties to submit another joint status report setting forth what additional discovery has been completed, what discovery remains (including a deposition schedule), and a proposed expert discovery schedule.

Item 1A. Risk Factors

We are voluntarily providing in this Item 1A. updated risk factors associated with SCN, the Acquisition and related matters.

In 2024 and 2025, we worked to pivot our sales, marketing distribution model, including via the acquisition of the Sleep Center of Nevada (the “Acquisition”). However, this new model is unproven and may not produce the benefits we anticipate. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

In June 2025, we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers, of SCN. The Acquisition marked the completion in a pivot to our sales, marketing distribution model for our innovative OSA appliances. Under the new model, SCN will provide sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and consulting revenues, representing new higher margin revenue streams for us, as well as potential Vivos appliance sales revenue from SCN. We are exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues.

We are placing significant emphasis on establishing and growing this new model as means of increasing our revenue. However, this new model is unproven, and we have limited operating history associated with this new model. Our prior collaboration with Rebis Health in Colorado entered into in 2024 has not met our expectations and differed materially from the SCN acquisition in that we did not have adequate control over patient processing, systems and protocols, dentist hiring and management, staff hiring and management, patient education, hours of operation, or medical provider training and education. As a result, the Rebis Health collaboration has not benefited us as we had anticipated. There is therefore a lack of information for you to evaluate our future prospects utilizing this new model. Moreover, there is a material risk that this new model will not increase our revenues or gross margins in the manner we anticipate. In addition, we may be unable to find additional sleep medical providers to incorporate into our business, and even if we do, the is a risk we may not derive the benefits from additional acquisition that we intend to. Our inability to implement and scale this marketing and distribution model would materially harm our business and operating results and likely cause our stock price to suffer.

Additionally, if the benefits of the Acquisition or similar acquisitions or collaborations we may undertake do not meet the expectations of our shareholders, the market price of our securities may decline. Fluctuations, including declines, in the price of our common stock could contribute to the loss of all or part of your investment. Certain factors, including, but not limited to, the factors listed below could have a material adverse effect on the price of our common stock:

●	actual or anticipated fluctuations in financial results post-Acquisition or following the execution of similar transactions;

●	changes in the market’s expectations about our operating results post-Acquisition or following the execution of similar transactions;

●	announcements of technological innovation, or new products, by our competition; and

●	the success of our competitors.

As such, no assurances can be given that the Acquisition or similar transactions will benefit our operating results or stock price.

We have incurred substantial indebtedness in connection with financing the SCN acquisition, the cost of servicing that debt could adversely affect our business, financial condition, and results of operation, and we may not be able in the future to service that debt.

Concurrently with the SCN Acquisition, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (“Lender”), pursuant to which we issued and sold to Lender a Secured Promissory Note in the original principal amount of $8,250,000 (the “Note”). The Note is secured by our wholly-owned subsidiary AIM, which manages SCN in accordance with the corporate practice of medicine. The Company has also pledged the entirety of AIM’s membership interests to the Lender as collateral for the Loan pursuant and caused AIM to provide a guarantee of our obligations to the Lender under the Note and the other transaction documents.

Our ability to make scheduled payments under the Note or any alternative debt financing arrangements we may enter into in connection with our growth strategy to acquire additional medical sleep practices will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some or all of which are beyond our control. The indebtedness we incurred in connection with the Acquisition will require us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business, inclusive of SCN, will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business, financial condition, and results of operations could be adversely affected.

Integrating SCN’s operations may be more difficult, costly, or time-consuming than expected.

The ongoing integration of Vivos and SCN could result in the disruption of our ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with patients and employees or achieve the anticipated benefits of the Acquisition. As with any acquisition, there also may be disruptions that cause us to lose patients or cause patients to elect alternative form of sleep treatment. We may also face other unintended consequences from the Acquisition (including adverse effects on our business reputation, supply chain issues, and similar matters) that that could have a material adverse effect on our results of operations, financial condition and stock price.

If our contractual arrangements between AIM and our physicians at SCN are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

Our contractual relationships between AIM and our physicians at SCN (and similar arrangements we may enter into in the future in connection with other sleep provider acquisitions) may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over medical practitioners or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”, and laws, rules and regulations relating to the corporate practice of medicine, the “CPM Laws”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of CPM Laws vary significantly from state to state. There can be no assurance that CPM Laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with our medical practitioners constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our medical practitioner at SCN to bring our activities into compliance with such CPM Laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice and fee-splitting prohibitions also often impose penalties our medical practitioners for aiding in the improper rendering of professional services, which could discourage medical practitioners and other healthcare professionals from providing clinical services at SCN or other sleep centers we may operate in the future.

As a result of our business model pivot which includes the acquisition of sleep centers like SCN, we may become a party to lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters, any of which could result in, among other things, substantial financial and other penalties, damage to our reputation or adverse effects on our ability to conduct business.

As a result of our 2025 business model pivot, which includes acquisitions of sleep medical providers like SCN as a means of driving sales of our OSA treatments, our business has (subject to compliance with CPM laws as described above) become more associated with diagnosing and treating OSA patients. Given the nature of this business, we may in the future be subject to investigations and audits by governmental agencies, private civil qui tam complaints and other lawsuits, demands, claims, legal proceedings and/or other actions alleging our, or the medical practices we manage, failure to comply with applicable rules, regulations, laws or the practice of medicine.

For example, we and sleep medical providers we manage (like SCN) could become subject to audits from the government concerning the billing of patients. If, following the conclusion of any audit, the government were to require refunds and/or modifications to our business practices, and such amounts or changes are significant, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, any allegation against us, our medical providers we manage or related personnel, representatives, third party vendors, or operations in such matters or matters that involve patients suffering adverse health outcomes, may, among other things harm our reputation, stock price, and adversely affect our relationships and/or contracts related to our business, among other things.

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in such matters, would require management’s attention and cause us to incur significant legal expense. Negative developments, findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters, or have been forced upon us, could result in, among other things, harm to our or our medical providers’ reputation, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, impacts on our various relationships and/or contracts related to our business, exclusion from future participation in Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us.

Changes in the structure of and payment rates under private insurance, Medicare, Medicaid or other non-Medicare government-based programs or payment rates related to our business could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Sleep center providers like SCN or other medical sleep providers we may acquire and manage or do business with rely on various forms of insurance held by patients for payment for products and services. These include private insurance, Medicare, Medicaid and other government programs. As such, the business of the medical sleep providers we manage and our business and results of operations could be adversely impacted by matters related to insurance coverage including, without limitation:

●	The risk that reimbursement rates are reduced by private insurance carriers or government insurance providers;

●	The risk that changes in insurance policies or regulatory mandates could limit the ability to either be paid for covered services or bill for treatments or services or otherwise impact reimbursement;

●	The risk that interpretations of existing regulations, manual provisions and/or guidance, or the implementation or enforcement of new interpretations, will be inconsistent with how we and the medical sleep providers we manage have interpreted regulations, manual provisions and/or guidance;

●	The risk that data and related reporting requirements are implemented that result in decreased reimbursement, increased technology and operational costs, or reputational harm;

●	The risk that increases in our operating costs will outpace any Medicare or other rate increases we receive;

●	The risk of federal budget sequestration cuts or other disruptions in federal government operations and funding; and

●	The risk of ensuring that the sleep medical providers we manage remain compliant with applicable requirements, including marketing and education requirements and restrictions, as well as contractual terms with associated insurance plans.

If we are faced with these or similar risks, we could face material adverse consequences on our business, results of operations, financial condition and cash flows.

Our business and the medical practices we manage are labor intensive. Our inability to recruit qualified talent and manage labor costs or shortages result could result significant increases in our operating costs, decreases in productivity, and disruptions in our business operations.

Our business and the business of the medical practices we manage is labor intensive. This is particularly true with respect to the Sleep Optimization (SO) teams we are putting in place at SCN, each consisting of one nurse practitioner (or physician’s assistant), two specially trained dentists, six dental assistants, six administrative support personnel, and one treatment navigator. Labor requirements also exist, albeit to a lesser extent, for contractual alliances with medical sleep providers we may enter into. We face increased labor costs and the risk of difficulties in hiring skilled clinical personnel. The healthcare labor market for the talent we require is challenging and experiences volatility, uncertainty and labor supply shortages. We may be unable to achieve the financial results we desire from the SCN acquisition, the acquisition of other medical sleep providers or our contractual alliances due to variations in labor-related costs and the productivity our personnel.

We have incurred and, as we seek to scale our business, expect to continue to incur increased labor costs, including through elevated compensation levels to our personnel, the ultimate extent of which will depend on the needs at SCN or other medical sleep providers we acquire as well as macroeconomic conditions and ancillary impacts on the labor market, among other things.

We compete for qualified talent with hospitals and other healthcare providers. Furthermore, changes in certification requirements could adversely impact our ability to maintain sufficient staff levels, including to the extent our personnel are not able to meet new requirements. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and ability to meet patient demand may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows.

Also, political or other efforts at the national or local level could result in actions or proposals that increase the likelihood of success of union organizing activities at the facilities we manage. If a significant portion of our personnel were to become unionized, we could experience, among other things, potential additional work stoppages or other business disruptions; adverse impacts to our financial results due to the costs of bargaining or implementing a grievance procedure and processing grievances, decreases in our operational flexibility and efficiency, or negative impacts on our employee culture. Any of these events or circumstances, including our responses to such events or circumstances, could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition, cash flows and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Vivos Therapeutics, Inc.

Date: August 19, 2025	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 19, 2025	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

