Form 10-Q
period 2025-09-30
Vivos Therapeutics, Inc.
filed 2025-11-19
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

The registrant had 8,988,106 shares of its common stock, $0.0001 par value per share, outstanding as of November 14, 2025.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new sales, marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances, including our June 2025 acquisition of The Sleep Center of Nevada (“SCN”);

●	our ability to implement and grow our sales, marketing distribution model, which is new and unproven and may not produce the benefits we anticipate;

●	our ability to successfully integrate SCN business into our operations;

●	our ability to service the substantial indebtedness we incurred in connection with financing the SCN acquisition;

●	compliance with laws, rules and regulations relating to the corporate practice of medicine;

●	the acceptance and adoption by dentists, sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (or “FDA”) clearances;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to dentists, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our potential profit margin from sales or leasing of our appliances and other treatments and services, including our SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our recently implemented strategic alliance and/or acquisition model, our SleepImage® home sleep apnea test and our other arrangements with sleep clinics and/or durable medical equipment companies (“DMEs”));

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance of our products and services by the medical and dental communities, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to hire and retain key employees and other service providers (including dentists or other healthcare providers);

●	the emergence of alternative technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2025	December 31, 2024

Current assets
Cash and cash equivalents	$3,087	$6,260
Accounts receivable, net of allowance of $495 and $390, respectively	2,134	430
Prepaid expenses and other current assets	565	783

Total current assets	5,786	7,473

Long-term assets
Goodwill	8,450	2,843
Property and equipment, net	5,642	3,350
Operating lease right-of-use asset	3,383	1,032
Intangible assets, net	2,172	370
Deposits and other	211	216

Total assets	$25,644	$15,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,103	$1,098
Accrued expenses	2,682	2,234
Current portion of contract liabilities	537	896
Current portion of operating lease liability	734	477
Current portion of financing lease liability	55	-
Current portion of debt	339	-
Other current liabilities	987	273

Total current liabilities	7,437	4,978

Long-term liabilities
Contract liabilities, net of current portion	1	97
Employee retention credit liability	2,904	1,220
Operating lease liability, net of current portion	2,866	1,035
Financing lease liability, net of current portion	125	-
Debt, net of current portion	8,379	-
Other liabilities	1,400	-

Total liabilities	23,112	7,330

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 8,266,877 shares as of September 30, 2025 and 5,889,520 shares as of December 31, 2024	1	-
Additional paid-in capital	120,995	112,141
Accumulated deficit	(118,464)	(104,187)
Total stockholders’ equity	2,532	7,954
Total liabilities and stockholders’ equity	$25,644	$15,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue	$2,195	$1,958	$5,893	$5,608
Service revenue	4,588	1,902	7,726	5,725
Total revenue	6,783	3,860	13,619	11,333

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,846	1,526	6,065	4,411

Gross profit	3,937	2,334	7,554	6,922

Operating expenses
General and administrative	7,884	4,487	19,181	13,531
Sales and marketing	403	346	1,018	1,319
Depreciation and amortization	384	146	867	437

Total operating expenses	8,671	4,979	21,066	15,287

Operating loss	(4,734)	(2,645)	(13,512)	(8,365)

Non-operating income (expense)
Other expense	(679)	(18)	(850)	(42)
Other income	13	47	86	98
Loss before income taxes	(5,400)	(2,616)	(14,276)	(8,309)

Net loss	$(5,400)	$(2,616)	$(14,276)	$(8,309)

Net loss per share (basic and diluted)	$(0.49)	$(0.40)	$(1.49)	$(1.94)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	10,963,590	6,615,320	9,557,368	4,282,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amounts)

	Nine Months Ended September 30, 2025 and 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411
Issuance of commons stock upon exercise of warrants, net of issuance costs	897,393	-	3,635	-	3,635
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	293	-	293
Net loss	-	-	-	(3,763)	(3,763)

Balances, March 31, 2024	$2,731,270	$-	$97,396	$(96,814)	$582
Issuance of common stock and warrants in private placement, net of issuance costs	169,498	-	7,400	-	7,400
Issuance of commons stock upon exercise of warrants, net of issuance costs	496,000	-	-	-	-
Issuance of common stock to consultants for services	4,720		14		14
Issuance of warrants to consultants for services	-	-	11	-	11
Stock-based compensation expense	-	-	270	-	270
Net loss	-	-	-	(1,930)	(1,930)

Balances, June 30, 2024	3,401,488	$-	$105,091	$(98,744)	$6,347
Issuance of common stock and warrants in private placement, net of issuance costs	1,363,812	-	3,786	-	3,786
Issuance of warrants to consultants for services	-	-	6	-	6
Stock-based compensation expense	-	-	142	-	142
Net loss	-	-	-	(2,616)	(2,616)

Balances, September 30, 2024	4,765,300	$-	$109,025	$(101,360)	$7,665

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	-	(3,864)	(3,864)
Balances, March 31, 2025
	$5,889,520	$-	$112,458	$(108,051)	$4,407
Issuance of common stock and warrants in private placement, net of issuance costs	828,000	-	3,642	-	3,642
Common stock consideration for acquisition	607,287	-	1,305	-	1,305
Stock-based compensation expense	-	-	242	-	242
Net loss	-	-	-	(5,013)	(5,013)

Balances, June 30, 2025	7,324,807	$-	$117,647	$(113,064)	$4,583
Issuance of common stock under At-The-Market program, net of issuance costs	762,070	1	2,427	-	2,428
Issuance of common stock upon exercise of warrants, net of issuance costs	180,000	-	866		866
Stock-based compensation expense	-	-	55	-	55
Net loss	-	-	-	(5,400)	(5,400)

Balances, September 30, 2025	8,266,877	$1	$120,995	$(118,464)	$2,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,276)	$(8,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	614	705
Paid-in-kind interest expense on promissory note	100	-
Depreciation and amortization	867	437
Fair value of common stock issued for services	-	11
Fair value of warrants issued for services	-	26
Changes in operating assets and liabilities:
Accounts receivable	(770)	(252)
Operating lease liabilities, net	(74)	(95)
Prepaid expenses and other current assets	228	(19)
Deposits	48	44
Accounts payable	948	(1,070)
Accrued expenses	315	(293)
Other liabilities	1,004	(1)
Contract liability	(455)	(935)

Net cash used in operating activities	(11,451)	(9,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition, net of excess cash of $865	(5,135)	-
Acquisitions of property and equipment	(810)	(403)

Net cash used in investing activities	(5,945)	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	9,225	-
Proceeds from issuance of common stock	2,775	4,296
Proceeds from issuance of warrants	1,699	7,500
Proceeds from issuance of pre-funded warrants	609	3,941
Proceeds from exercise of warrants	866	-
Payments for issuance costs	(837)	(915)
Reduction of finance lease liability	(17)	-
Reduction of debt liability	(97)	-

Net cash provided by financing activities	14,223	14,822

Net increase (decrease) in cash and cash equivalents	(3,173)	4,668
Cash and cash equivalents at beginning of year	6,260	1,643

Cash and cash equivalents at end of year	$3,087	$6,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory note, net of issuance costs	$1,100	$-
Common stock issued as consideration of acquisition	$1,305	$-
Contingent consideration as consideration for acquisition	$1,400	$-
Fair value of warrants issued in private placement	$-	$262
Acquisitions of property and equipment by issuing debt	$928	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products include non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We offer three separate clinical pathways or programs to providers: (i) Guided Growth and Development, (ii) Lifeline and (iii) Complete Airway Repositioning and Expansion (“C.A.R.E.”). Each program features certain oral appliances coupled with specific therapeutic treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys. For example, the Guided Growth and Development program features the Vivos pediatric tooth positioner and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are U.S. Food and Drug Administration (“FDA”) 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared as unspecified classification for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

Our flagship C.A.R.E. program, which is part of The Vivos Method, features our patented DNA, mRNA and mmRNA appliances, which are also FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the C.A.R.E. appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, the data has actually shown that The Vivos Method can reverse OSA symptoms in a large portion (up to 80%) of patients. The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 12 to 15 months, and it is possible not to need lifetime intervention, unlike CPAP and neuro-stimulation implants. Additionally, out of approximately 60,000 patients treated to date worldwide with our entire current suite of products, there have been very few instances of relapse.

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

New Sales, Marketing and Distribution Model

Over the course of 2024 and during 2025, we worked to pivot our business strategy and began to steadily decrease our prior dependence on dentists to sell our products and our dependence on VIP enrollment revenue. This new business strategy is focused on contractual alliances with and outright acquisitions of sleep specialty providers, sleep centers and others and is based on a profit-sharing model between us and the provider which aligns our revenue generation more directly to sales of our novel appliances.

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

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. We currently expect to retain our status as an EGC until December 31, 2025, and will do a full assessment during our fourth quarter to identify the required updates to our disclosures going forward.

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

Product Revenue

In addition to revenue from services, we also generate revenue from sales of our line of oral devices and preformed pediatric tooth positioners (known as appliances or systems) to our customers, the VIP dentists or OSA patients directly in the case of our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Our appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient.

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

We utilize our network of certified VIPs throughout the United States and in some non-U.S. jurisdictions (notably Canada and Australia) to sell the appliances to their customers as well as in two dental centers that we operate. We utilize third party contract manufacturers or labs to produce our patient-customized, patented appliances and our preformed pediatric tooth positioners. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, treatments, processes and procedures and under the direction and specific instructions from us, ships the appliance to the healthcare provider who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in the production of appliances, or the lab will be in violation of the FDA’s rules and regulations. We have performed an analysis and concluded we are the principal in the transaction since we have control of the product, and we are reporting revenue gross. Under our legacy model, we billed the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of September 30, 2025, our CODM is the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 16, “Segment Information”, for additional disclosures regarding segment information.

Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption under our current designation as an EGC.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.4 and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $118.5 million as of September 30, 2025.

Net cash used in operating activities amounted to approximately $11.5 and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had total liabilities of approximately $23.1 million.

As of September 30, 2025, we had approximately $3.1 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, even though we have worked to refine our business model, our sales did not grow during either of our fiscal years ended 2023 or 2024, nor the nine months of 2025 as anticipated. As such, we have raised equity capital in the period ended September 30, 2025 and during the fiscal years ended December 31, 2023 and 2024. We were required to obtain additional financing to satisfy our cash needs (including the Acquisition, as discussed in Note 3) and increase our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue with a view towards ultimately achieving positive cash flow operations. See Notes 8 and 10 for further information on our financing activity.

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

NOTE 3 – BUSINESS COMBINATION

On June 10, 2025 (“Closing Date”), we acquired the net operating assets of SCN pursuant to an Asset Purchase Agreement (the “SCN Purchase Agreement”). We agreed to purchase the net operating assets and liabilities related to SCN’s sleep testing, diagnostics, and treatment centers (the “Acquisition”). With seven operating locations, SCN is a leader in delivering and promoting sleep wellness and health through its proprietary, non-invasive treatments for obstructive sleep apnea (“OSA”) and is the largest operator of medical sleep centers in the state of Nevada. The Acquisition represents our first major acquisition of a sleep testing center and associated medical sleep practice. We funded the consideration for the Acquisition at closing by issuing a senior, non-convertible, secured term note (the “Note”) to Streeterville Capital, LLC (the “Lender”) in the principal amount of $8.3 million. We also entered into a securities purchase agreement with V-Co Investors 2 LLC, a Wyoming limited liability company and an affiliate of a significant investor in our company (“V-Co 2”), for a private placement of our equity instruments in consideration for total gross proceeds of $3.65 million to support ourselves in connection with the Acquisition and for general working capital purposes.

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

The following table summarizes the estimated fair values of the consideration, the tangible and identifiable intangible assets acquired, and liabilities assumed (in thousands):

Total purchase consideration:
Cash consideration	$6,000
Fair value of common stock consideration	1,304
Fair value of contingent equity consideration	1,400
Total fair value of consideration transferred	$8,704

Identifiable assets acquired and liabilities assumed:
Cash	$864
Accounts receivable	934
Prepaid expenses and other assets	51
Property and equipment	1,322
Operating lease right-of-use assets	2,378
Intangible assets	1,900
Operating lease liabilities	(1,990)
Liabilities assumed	(2,362)
Total identifiable assets acquired and liabilities assumed	$3,097
Goodwill	5,607
Net assets acquired and liabilities assumed	$8,704

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

The following table reflects our unaudited pro forma operating results for the three and nine months ended September 30, 2025 and 2024, respectively, which give effect to the acquisition of the SCN as if it had occurred effective January 1, 2024. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the SCN acquisition or transactions between the entities prior to acquisition. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired January 1, 2024;

●	Interest expense (including amortization of debt issuance costs) on the Note entered into with the Lender in connection with the acquisition as if the Note was obtained on January 1, 2024. The interest rate assumed for purposes of preparing this pro forma financial information was 9.0% which is the stated fixed rate throughout the term of the Note; and

●	Given our history of net losses and full valuation allowances, our management estimated an annual effective income tax rate of 0.0%. Accordingly, no income tax adjustments have been recorded resulting from any pro forma adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(unaudited)
Net Revenue	$6,783	$5,785	$17,271	$16,840
Net Loss	$(5,472)	$(2,883)	$(15,447)	$(8,571)

Revenue and net income attributable to SCN were $2.2 million and less than $0.1 million for the three months ending September 30, 2025, and $2.8 million and $0.1 million for the nine months ending September 30, 2025.

NOTE 4 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three and nine months ended September 30, 2025 and 2024, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

Product revenue
Appliances	1,405		1,583		3,805		4,498
Guides	790		375		2,088		1,110
Total product revenue	2,195	(1)	1,958	(1)	5,893	(1)	5,608	(1)

Service revenue
VIP	82	(2)	926	(2)	435	(2)	3,007	(2)
Billing intelligence services	184		206		556		644
Sleep testing services	2,560		329		3,727		954
Myofunctional therapy services	205		147		516		472
Treatment centers	1,321		-		1,563		-
Sponsorship/seminar/other	236		294		929		648
Total service revenue	4,588		1,902		7,726		5,725

Total revenue	$6,783		$3,860		$13,619		$11,333

(1)	Product revenue from the sale of appliances, pediatric tooth positioners and Lifeline products is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

Changes in Contract Liabilities

The key components of changes in contract liabilities related to our legacy model for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	2025	2024

Beginning balance, January 1	$993	$2,427
New contracts, net of cancellations	23	1,466
Revenue recognized	(422)	(962)
Ending balance, March 31	$594	$2,931

New contracts, net of cancellations	189	411
Revenue recognized	(298)	(1,195)
Ending balance, June 30	$485	$2,147

New contracts, net of cancellations	327	275
Revenue recognized	(274)	(931)
Ending balance, September 30	$538	$1,491

The current portion of deferred revenue from our legacy VIP model is approximately $0.5 million, which is expected to be entirely recognized before December 31, 2026, following which there will be no deferred VIP revenue as discussed in Note 1. Additionally, revenue from breakage on contract liabilities was approximately $0 and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $0.1 and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Changes in Accounts Receivable

Our VIP customers (i.e., the dentists under our legacy model) are billed based on fees agreed upon in each customer contract. Receivables from customers were $0.4 million at December 31, 2024 and $2.1 million at September 30, 2025. An allowance is maintained for accounts receivable which is generally based on a combination of factors, including the aging of the receivables, historical collection trends, and charge-offs. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.5 and $0.4 million existed as of September 30, 2025 and December 31, 2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Furniture and equipment	$2,727	$1,349
Leasehold improvements	3,024	2,479
Construction in progress	-	1,857
Molds and other	2,922	523
Gross property and equipment	8,673	6,208
Less accumulated depreciation	(3,031)	(2,858)

Net Property and equipment	$5,642	$3,350

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting), the two Company-owned dental centers in Colorado, and the recently acquired SCN. Refer to Note 3, “Business Combination”, for additional disclosures regarding the SCN Acquisition. Total depreciation and amortization expense was $0.4 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $8.5 million as of September 30, 2025 and $2.8 million as of December 31, 2024, consist of the following acquisitions (in thousands):

Acquisitions	September 30, 2025	December 31, 2024

The Sleep Center of Nevada	$5,607	$-
BioModeling	2,619	2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$8,450	$2,843

Intangible Assets

As of September 30, 2025 and December 31, 2024, identifiable intangible assets were as follows (in thousands):

	September 30, 2025	December 31, 2024

Patents and developed technology	$3,803	$2,302
Trade name	730	330
Other	27	27

Total intangible assets	4,560	2,659
Less accumulated amortization	(2,388)	(2,289)

Net intangible assets	$2,172	$370

Amortization expense of identifiable intangible assets was less than $0.1 million for the three and nine months ended September 30, 2025 and 2024. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Nine Months Ending September 30,

2025 (remaining three months)	95
2026	279
2027	274
2028	274
2029	274
Thereafter	976

Total	$2,172

NOTE 7 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of September 30, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued payroll	$1,233	$1,001
Accrued legal and other	488	752
Accrued interest	234	-
Accrued sales tax	727	481

Total accrued liabilities	$2,682	$2,234

NOTE 8 – DEBT AND OTHER LIABILITIES

Debt

We had the following outstanding Note Payable balance as of September 30, 2025:

Principal amount	$8,225
Less: Unamortized debt issuance costs and original issue discount	(338)
Total notes payable	$7,887

On June 9, 2025, we entered into a note purchase agreement the Lender secured by the assets of Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly-owned subsidiary of the Company (“AIM”), pursuant to which we agreed to issue and sell to the Lender the Note in an aggregate initial principal amount of $8.3 million, which is payable on or before the date that is 18 months from the issuance date. The initial principal amount includes an original issue discount of $0.7 million and $50 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds from the Note were $7.5 million.

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

Interest expense recognized on the condensed consolidated statement of operations was $0.5 million for the three months ended September 30, 2025, and $0.6 million for the nine months ended September 30, 2025.

Other Liabilities

As of September 30, 2025 and December 31, 2024, other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Contingent consideration on acquisition of SCN	$1,400	$-
Total	$1,400	$-

NOTE 9 – PREFERRED STOCK

As of September 30, 2025, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

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

V-CO paid a purchase price of $2.329 for each June 2024 SPA Share and June 2024 SPA Pre-Funded Warrant Share and associated June 2024 SPA Common Stock Purchase Warrant, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). The 2024 Private Placement closed on September 10, 2024. We received gross proceeds of $7.5 million from the 2024 Private Placement. We used the net proceeds from the 2024 Private Placement for general working capital and general corporate purposes. No placement agent was used in connection with the 2024 Private Placement. The June 2024 SPA Common Stock Purchase Warrant has a five-year term, an exercise price of $2.204 per share and became exercisable immediately as of the date of issuance. The June 2024 SPA Pre-Funded Warrant has a term ending on the complete exercise of the June 2024 SPA Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The June 2024 SPA Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company.

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

The gross proceeds to us from the September 2024 Offering were approximately $4.3 million, before deducting the Placement Agent’s fees and other offering expenses payable by us. We used the net proceeds from the offering for working capital and general corporate purposes.

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

“At-the-Market” Equity Offering

As previously reported on a Current Report on From 8-K filed on February 14, 2025 (the “February 8-K”), on February 14, 2025, pursuant to a prospectus supplement to the Company’s previously filed shelf registration statement on Form S-3 (File No. 333-262554) (the “Prior Shelf Registration”), the Company entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with H.C. Wainwright & Co., LLC, as agent (“Wainwright”), pursuant to which the Company may offer and sell shares of Common Stock from time to time through Wainwright. The Company did not sell any shares of Common Stock under the Prior Shelf Registration pursuant to the ATM Sales Agreement.

On September 12, 2025, the Company filed a prospectus supplement (the “ATM Pro Supp”) Securities and Exchange Commission (the “SEC”) pursuant to which the Company may continue, under the ATM Sales Agreement, to sell, from time to time, up to an aggregate sales price of $5,830,572 of its Common Stock (the “Shares”), through Wainwright as sales agent. Wainwright will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds of each sale of Shares. In connection with the sale of our Shares on our behalf, Wainwright will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Wainwright will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Wainwright with respect to certain liabilities, including liabilities under the Securities Act.

The offer and sale of the Shares have been and will be made pursuant to a shelf registration statement on Form S-3 (File No. 333-284834), as amended (the “New Shelf Registration”), initially filed by the Company with the SEC on February 11, 2025 and declared effective by the SEC on September 10, 2025, as supplemented by the ATM Pro Supp filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

During the three and nine months ended September 30, 2025, the Company sold 762,070 Shares at an average price of $3.29 per share through the ATM Sales Agreement, resulting in proceeds of $2.4 million net of commissions. Under the ATM Offering, $3.3 million of common stock remain available for future sales as of September 30, 2025; however, the Company is not obligated to make any sales under this program.

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

On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of September 30, 2025, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. We anticipate that the 1,600,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of September 30, 2025, we had five non-employee directors, two officers, 260 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers, ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of September 30, 2025, awards (in the form of options) for an aggregate of 1,110,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

During the nine months ended September 30, 2025, the Company granted no stock options. For the same period ended September 30, 2024, the Company granted stock options to purchase 105,000 shares of Common Stock at a weighted average price of $2.38 per share. During the nine months ended September 30, 2025, the Company granted Restricted Stock Units (“RSU”) for 90,000 shares, of which 60,000 were valued at $6.00 and 30,000 were valued at $4.72. No RSU’s were granted during the nine months ended September 30, 2024.

The following table summarizes all stock options as of September 30, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	1,238		$8.80	8.5
Granted	-		-
Forfeited	(13)		-
Exercised	-		-

Outstanding, at September 30	1,225	(3)	$7.04	7.8

Exercisable, at September 30	163	(4)	29.28	2.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of September 30, 2025, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of September 30, 2025, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three and nine months ended September 30, 2025. For the three months ended September 30, 2025 and 2024, the Company recognized approximately $0.1 million of share-based compensation expense. For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $0.6 million and $0.7 million of share-based compensation expense relating to the vesting of stock options, respectively. Unrecognized expense relating to these awards as of September 30, 2025 was approximately $2.8 million, which will be recognized over the weighted average remaining term of 7.8 years.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the nine months ended September 30, 2025 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2024	9,658		$3.22	3.9
Grants of warrants:
Private placement	3,055
Warrant inducement	-
Exercised	(180)
Forfeited	(735)
Outstanding, at June 30	11,798	(3)	$2.69	3.6

Exercisable, at June 30	11,745	(4)	$2.60	3.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of September 30, 2025, the aggregate intrinsic value of warrants outstanding was $0 million.

(4)	As of September 30, 2025, the aggregate intrinsic value of warrants exercisable was $0 million.

No warrants were granted for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2025

Measurement date closing price of Common Stock (1)	$2.14
Contractual term (years) (2)	4.0
Risk-free interest rate	4.0%
Volatility	148%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at September 30, 2025 and December 31, 2024 to record the deferred tax asset that is not likely to be realized.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other than the earn-out related to the SCN acquisition (see Note 3), there were no new material commitments or contingencies entered into during the three and nine months ended September 30, 2025 and 2024.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents such as pre-funded warrants computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of September 30, 2025 and 2024, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Calculation of Numerator:
Net loss	$(5,400)	(2,616)	$(14,276)	(8,309)

Loss applicable to common stockholders	$(5,400)	$(2,616)	$(14,276)	$(8,309)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	10,963,590	6,615,320	9,557,368	4,282,210

Net loss per share of Common Stock (basic and diluted)	$(0.49)	$(0.40)	$(1.49)	$(1.94)

As of September 30, 2025 and 2024, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	September 30, 2025	September 30, 2024

Common stock warrants	11,798	9,244
Common stock options	1,225	228
Total	13,023	9,472

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of September 30, 2025 and 2024, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three and nine months ended September 30, 2025 and 2024, we did not have any assets and liabilities classified as Level 1, Level 2 or Level 3. Level 3 techniques were used in the non-recurring measurement of assets and liabilities acquired in the SCN acquisition (see Note 3).

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended September 30, 2025 and 2024 we had no transfers of assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on our bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of September 30, 2025, we had cash and cash equivalents with five financial institutions in the United States with an aggregate balance of $3.1 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of September 30, 2025. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of September 30, 2025, we had five suppliers that accounted for approximately 57% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

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

NOTE 17 – SUBSEQUENT EVENTS

Ortho-Tain Litigation Settlement

As previously disclosed, on June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). As of the date of this Report, the parties are engaging in mediation and settlement discussions, although no assurances can be given that a final settlement will be reached.

New Shelf Registration Statement and At The Market Offering

On October 24, 2025, the Company filed a prospectus supplement to update the maximum amount of Shares which the Company may under the New Shelf Registration pursuant to General Instruction I.B.6 of Form S-3. As a result of these limitations and the then current market value of the Common Stock held by non-affiliates of the Company, and in accordance with the terms of the ATM Sales Agreement, we may offer and sell Shares having an aggregate offering price of up to $3,583,686 from time to time through Wainwright, which does not include the Shares having an aggregate sales price of approximately $4,605,773 that were sold pursuant to the Prior Shelf Registration to date.

During October and November 2025, the Company sold 681,337 Shares at an average price of $3.20 per share through its ATM Sales Agreement, resulting in proceeds of $2.1 million net of commissions. Under the ATM Sales Agreement, $4.7 million of Shares remain available for future sales as of the date of this filing; however, the Company is not obligated to make any sales under this program.

Increase in Size of 2024 Omnibus Plan

On November 4, 2025, the Company conducted its 2025 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved and adopted an amendment to the 2024 Omnibus Plan to increase the number of shares of our Common Stock authorized to be issued pursuant to the 2024 Omnibus Plan from 1,600,000 shares to 4,100,000 shares in the aggregate.

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

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments which we developed and is prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Approximately 60,000 patients have been treated to date worldwide with our entire current suite of products by more than 2,000 trained dentists.

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

With seven operating locations, two of which are currently onboarded to provide Vivos diagnostic and treatment services, SCN delivers and promotes sleep wellness and health through its proprietary, non-invasive treatments for OSA and is the largest operator of medical sleep centers in the State of Nevada. The Acquisition represents our first major acquisition of a sleep testing center and associated medical sleep practice. We funded the consideration for the Acquisition at closing by issuing a senior, non-convertible, secured term note to Streeterville Capital, LLC (the “Lender”) in the principal amount of $8.3 million. We also entered into a securities purchase agreement with V-Co Investors 2 LLC, a Wyoming limited liability company and affiliate of an existing significant investor in our company (“V-Co 2”), for a private placement of common stock and warrants in consideration for total gross proceeds of $3.7 million to support ourselves in connection with the Acquisition and for general working capital purposes. Please refer to “Material Items, Trends and Risks Impacting Our Business - Pivot in Our Sales, Marketing and Distribution Model and Decreased Emphasis on VIP Enrollments” and “Material Items, Trends and Risks Impacting Our Business – SCN Integration Update” below for a further discussion of the Acquisition and our progress on integrating SCN into our business.

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

Pivot in Our Sales, Marketing and Distribution Model and Decreased Emphasis on VIP Enrollments. Enrolling dental practices as VIPs has historically been the first step in our ability to generate new revenue. However, as a result of our strategic pivot away from growing our VIP model and toward contractual alliances with, or the acquisition and operation of, medical and dental sleep medicine centers, we have reduced our sales personnel in connection with our VIP business model and generally ceased recruitment of new VIP dentists. As a result, revenue from VIP enrollments has declined substantially, although we will continue to recognize some VIP enrollment revenue going forward in accordance with ASC 606. VIP enrollment revenue is expected to cease by the end of 2026. While we will continue to provide technical and product support to our existing VIP customer base, we are now fully engaged in maximizing the SCN opportunity through refocused training facilities, programs and personnel aimed at supporting the dentists, staff members, nurse practitioners, physician assistants, and medical doctors who work at our Sleep and Airway Medicine Centers as part of our new strategic model.

As part of our pivot to the new strategic alliance and acquisition model, on April 15, 2025, we entered into the SCN Purchase Agreement with the Seller, pursuant to which we agreed to purchase, among other things, the operating assets related to SCN’s sleep testing, diagnostics, and treatment centers. By operating Sleep and Airway Medicine Centers (as we do through SCN), we generate product revenue though the sale of our appliances and oral guides as well as revenue from providing services to patients under the administration arrangement described below. Because of our acquisition of SCN, we generated service revenue which we call “treatment center” revenue, consisting of $1.3 million and $1.5 million for the three and nine months ended September 30, 2025 respectively. Treatment center revenue is expected to entirely replace our reliance on VIP subscription revenue, and we expect to grow treatment center revenue over time as more patients are provided services through our Sleep and Airway Medicine Centers. See Note 4 to the accompanying unaudited financial statements for further information on the composition of our revenues.

The below provides a summary of the Acquisition and the contractual arrangements we had entered with SCN in connection with the Acquisition:

On June 10, 2025, we completed the Acquisition, and we acquired all of the operating assets of the Seller in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted common stock our company equal to $1.5 million based on the volume-weighted average price (“VWAP”) of our common stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to us as part of the Acquisition. Pending the achievement of an agreed upon financial milestone, we will pay to Dr. Prabhu a contingent “earn out” consideration in the form of Vivos restricted common stock equal to $1.5 million based on the VWAP of the Vivos common stock for the 30 days following the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles.

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

Pursuant to the PAAs, AIM provides management, administrative, and non-clinical services to SCN and SCN PLLC, in consideration for monthly administration fees (the “Administration Fees”) of $0.2 million from SCN and $0.1 million from SCN PLLC. The Administration Fees may be adjusted by AIM prospectively after quarterly reviews. Both the PAAs have a term of fifteen years and subject both SCN and SCN PLLC, along with Dr. Prabhu, to an exclusivity provision during the term and for a period of one-year after termination, whereby neither SCN nor SCN PLLC shall operate, participate in, or be connected with any other entity providing similar services within Nevada, except for operating its own medical practice without a third-party provider providing covered programs. In connection with the PAAs, Dr. Prabhu, as an equity owner of and on behalf of SCN and SCN PLLC, has entered into management and succession agreements with AIM for continued operation of their respective medical practices upon occurrence of certain events as described therein and for Dr. Prabhu to comply with the CPM Laws.

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

The Note is secured by all of the tangible and intangible assets of AIM pursuant to that certain Security Agreement, dated June 9, 2025, between AIM and the Lender (the “Security Agreement”). We have also pledged the entirety of AIM’s membership interests to the Lender as collateral for the Loan pursuant to that certain Pledge Agreement dated June 9, 2025, between us and the Lender (“Pledge Agreement”) and caused AIM to enter into the Guaranty Agreement, dated June 9, 2025, in favor of the Lender (“Guaranty Agreement”) to respectively secure our performance and provide a guarantee of our obligations to the Lender under the Note and the other transaction documents.

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

Additionally, since the Note remained outstanding on the one hundred twenty (120) days from the anniversary of the issuance, in October 2025 we incurred a one-time monitoring fee equal to $1,495,000, which is the difference between (i) the outstanding balance of the Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Note (as subtrahend), which fee was added to the Principal Amount.

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

The terms of the PIPE SPA requires us to file a registration statement on Form S-3 or other appropriate form (the “Resale Registration Statement”) registering the PIPE Shares, the PFW Shares and the Warrant Shares (collectively, the “Registerable Securities”) for resale no later than 45 days of the closing of the PIPE Offering and to use commercially reasonable best efforts to cause the Resale Registration Statement to be effective within 90 days of the closing of the PIPE Offering. Subsequently, on July 24, 2025, we and V-Co 2 agreed to extend the respective date for which we file the registration statement and cause such registration statement to be declared effective by 30 days pursuant to an amendment to the June 2025 PIPE SPA. As of the date of this Report, we have yet to file the Resale Registration Statement, and V-Co 2 has not required us to. We must also use our commercially reasonable efforts to keep the Resale Registration Statement continuously effective (including by filing a post-effective amendment to the Resale Registration Statement or a new registration statement if the Resale Registration Statement expires) for a period of three (3) years after the date of effectiveness of the Resale Registration Statement or for such shorter period as such securities no longer constitute Registrable Securities, subject to certain limitations specified in the PIPE SPA. The PIPE SPA further provides that we shall pay V-Co 2 in the amount equal to $50,000 for the fees and expenses of V-Co 2’s counsel incurred in connection with the PIPE Offering. The PIPE SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-Co 2.

SCN Integration Update. Our operational planning for the integration of SCN began in April 2025, when we signed the definitive agreement to purchase SCN. We believe these two months of advance planning has benefited the process of integrating SCN into our business, as our operations team has been able to execute our plan on schedule and under budget with respect to two of SCN’s seven locations in the greater Las Vegas area. Also, because of this effort, we recognized a small amount of SCN revenue during our fiscal second quarter (for the period beginning with the June 10, 2025 Acquisition closing date through June 30, 2025). For the three months ended September 30, 2025 (the first full quarter of SCN operations), we recognized Sleep Testing Service revenue from SCN of $2.2 million and treatment center revenue of $1.3 million. The goal is to continue to increase diagnostic sleep testing revenue from SCN and related Vivos treatment center revenue in the fourth quarter of 2025 and into 2026 and beyond.

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

Our operational plan is driven by our deployment of our Sleep Optimization (SO) teams, each consisting of one nurse practitioner (or physician’s assistant), two specially trained dentists, six dental assistants, six administrative support personnel, and one treatment navigator. These SO teams can be dedicated to high demand locations or spread across multiple locations as circumstances dictate. In third quarter, we had 1.5 SO teams deployed across two SCN locations and expect to have two additional SO teams deployed by the end of 2025. We anticipate an initial ramp of 30 to 60 days for SO teams to become fully functional, and up to five months or longer before net revenue collections match revenue generating activity (such as OSA diagnostic services or OSA treatment case starts). A fourth SO team is planned for deployment sometime in the first quarter of 2026, giving us an expected total of 4.5 SO teams operating by the end of the first quarter of 2026. Based on the current volume of OSA patient demand, we believe the current markets served by SCN could support up to eight SO teams, and potentially more if certain planned growth initiatives meet expectations. Such initiatives include, but are not limited to, the expansion of diagnostic and treatment services, the establishment and rollout of a pediatric OSA program, and the collaboration with certain specialty medical groups who treat patients with comorbid OSA but who lack the ability to test, evaluate and treat such patients within their existing practice environments.

Based on our experience to date, we believe our limiting constraints for near-term revenue growth at SCN are (1) physical space to see an optimal number of patients; (2) provider and staff recruiting, training, and onboarding; and (3) customary issues with third party provider credentialing. At the SCN locations we have onboarded, we are currently fully booked for appointments for several weeks, and we are processing what we believe is less than 40% of patients attempting to get appointments for treatment. We expect the current expansion at one facility and relocation of a second facility, coupled with the additional deployments of the two new SO teams by year-end 2025, will help reduce the backlog of patients seeking treatment. However, we do not believe we will be able to fully meet current demand until additional SO teams are fully deployed during 2026.

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

Importantly, we expect to apply the lessons learned from our SCN integration activities to future sleep center or medical practice acquisitions or management collaborations we are currently exploring and hope to consummate in the future as described below. These lessons include our experience with the time needed to train medical providers in the use of Vivos diagnostic and treatment devices, and the challenges associated with validating issuance coverage. Further, we have noticed trends in our SCN operations that provide us with insights into how we can optimize such operations. For example, after a patient elects to proceed with treatment following a diagnosis of OSA, there is typically a delay between the recognition of diagnostic revenue and the subsequent recognition of treatment revenue related to the use of our appliances. Based on our relatively limited experience to date, this lag generally ranges from approximately one month to four and a half months following treatment acceptance. The timing difference is primarily attributable to the completion of prerequisite clinical procedures and the production lead time required to manufacture and fit the appliance.

We expect to fund costs associated with our SCN integration activities with net proceeds from our June 2025 debt and equity financings, potential future financings, and ultimately cash from operations.

Revised OSA Provider Management Model. In addition to growth through acquisitions of medical sleep providers like SCN, we are actively developing a revised strategic alliance or management model that we are implementing in situations where the sleep center or medical practice owners are not interested in being purchased by us, but are interested in making the full range of our OSA treatment options available to their patients. Our plan is to accomplish this type of collaboration through the creation and pro-rata funding of a new management services entity that is jointly owned by the sleep center owners and our company, but where our company retains a supermajority controlling interest. The revised management model incorporates our experience with Rebis Health in Colorado, our first sleep provider collaboration arrangement which we entered into in 2024, and which has not yet performed to our expectations. Under the revised model, through the co-owned management company, we will have more operational control to help ensure that our business model is being properly implemented.

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

On July 14, 2025, we entered into our first management agreement under this revised approach with MISleep Solution LLC to provide our full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan (which is near Detroit). Consistent with our new model, our company owns a supermajority equity stake in the management services company, with the sleep doctors having minority ownership interests. The facility to support these operations is currently under construction, with an estimated opening date in early December 2025. We are currently in the process of hiring, training, and onboarding one complete SO team that we expect to deploy as soon as the physical facility is ready for occupancy. Based on our internal analysis and experience, we expect the economics of our Detroit SO team to be similar to the economics described above for our SO teams at SCN, except that net profit distributions from the management services entity will be paid out on a pro-rata basis (with our company receiving the supermajority share). As of this time, we have no direct operating history in the Detroit, Michigan market or with this new model. However, we believe that the overall benefit to our company that this model derives with limited risks (as opposed to outright acquisitions) and generally low equipment and facility capital expenditures relative to the potential revenue opportunity. This model also obviates the need for us to finance the purchase and other costs associated with our acquisition model.

Potential Provider Acquisition or Management Pipeline. We are currently in active discussions with a number of potential acquisition targets and strategic sleep center affiliations to follow our SCN acquisition and Detroit-area management agreement. Every prospect must meet a rigorous set of criteria and standards in order to be considered by our mergers and acquisitions team for acquisition or management. One such acquisition target is currently under an exclusive letter of intent with us. Our pipeline of additional potential acquisition and management opportunities with sleep centers and medical sleep specialists continues to expand. This is happening largely through word of mouth and very little expenditure in terms of marketing efforts to the more than 2,600 American Academy of Sleep Medicine accredited sleep testing centers nationwide. We believe this pipeline of potential acquisition and management activity, together with the experience gained from previous endeavors, will be a key driver of future accretive growth for us.

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

For example, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2024 and no material revenue thus far in 2025.

Trade Policy/Tarriff Risks. Certain of our products or components are manufactured outside the United States. Most products imported into the United States are subject to duty and restrictive quotas on the amount of products that can be imported from certain countries into the United States each year. Because of the duty rates and quotas, changes in U.S. trade policy as reflected in the imposition of tariffs, trade legislation, trade preference programs and trade agreements have the potential to materially impact our sourcing strategy and the competitiveness of our contract manufacturers. During 2025, the U.S. has imposed (and in some cases retracted) significant tariffs on a global scale, creating uncertainty and price fluctuations. We seek to manage this risk by continually monitoring U.S. trade policy, analyzing the impact of changes in such policy and adjusting its manufacturing and sourcing strategy accordingly.

Inflation. The U.S. has been experiencing a period of inflation which has increased (and may continue to increase) our and our suppliers’ costs as well as the end cost of our products to consumers. To date, we have been able to manage inflation risk without a material adverse impact on our business or results of operations. However, inflationary pressures (including increases in the price of raw material components of our appliances) made it necessary for us to adjust our standard pricing for our appliance products in 2022 and will be revisited in 2026. The full impact of such price adjustments on sales or demand for our products is not fully known at this time and may require us to adjust other aspects of our business as we seek to grow revenue and, ultimately, achieve profitability and positive cash flow from operations.

An additional inflation-related risk is the Federal Reserve’s response to inflation, which as of the date of this Report, has been to maintain elevated interest rates. Such actions have, in times past, created unintended consequences for housing starts, overall manufacturing, the capital markets, and the banking sector. An uncertain Federal Reserve response to inflation could, as a result, have an impact on our revenue, earnings and access to capital.

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

War in Ukraine and Middle East Hostilities. In addition, worldwide supply chain constraints and economic and capital markets uncertainty arising out of Russia’s invasion of Ukraine in February 2022 and conflicts and continuing tensions in the Middle East since October of 2023 have disrupted commercial and capital markets and emerged as new barriers to long-term economic recovery. If an economic recession or depression commences and is sustained as a result of such regional armed conflicts, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

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

We are working diligently to ensure our continued compliance with the Equity Requirement, including exploring additional equity capital financings to stay above the minimum threshold of the Equity Requirement. We anticipate that our new strategic marketing and distribution alliance model will also positively impact our revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that we will be unable to raise sufficient capital or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If we fail to achieve ongoing compliance and our common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on our stock price, the ability of our stockholders to buy or sell their common stock, our ability to raise capital and on our reputation, all of which could make it significantly more difficult to operate.

Key Components of Consolidated Statements of Operations

Net revenue

Legacy VIP Model. Under our legacy VIP model, we recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied by shipping or delivering products to our VIPs or to any sleep clinic, through our new marketing and distribution model, in the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

New Treatment Center Distribution Model. The quarter ended September 30, 2025 represented the first full quarter of revenues generated from SCN and our agreements related to the Acquisition, leading to a significant increase of year over year revenue. Under this new model, VIP enrollment revenue has been substituted with a new revenue stream we call “treatment center” revenue, consisting of Vivos treatment protocols including head and neck exams, cone beam tomography, laser and myofunctional therapy, and Vivos appliances of approximately $1.3 million in the quarter.

Cost of sales. Cost of goods sold primarily consists of direct costs attributable to the purchase from third party suppliers and related products as well as direct payroll costs. It also includes freight costs, fulfillment, distribution, and warehousing costs related to products sold.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

Our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (which includes incremental revenue recognized from the operations of SCN from June 10, 2025 to September 30, 2025) are presented below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

Revenue (see Note 4 for further detail on composition of revenue)
Product revenue	$2,195	$1,958	$237	$5,893	$5,608	$285
Service revenue	4,588	1,902	2,686	7,726	5,725	2,001
Total revenue	6,783	3,860	2,923	13,619	11,333	2,286

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,846	1,526	1,320	6,065	4,411	1,654
Gross profit	3,937	2,334	1,603	7,554	6,922	632
Gross profit %	58%	60%		55%	61%

Operating expenses
General and administrative	7,884	4,487	3,397	19,181	13,531	5,650
Sales and marketing	403	346	57	1,018	1,319	(301)
Depreciation and amortization	384	146	238	867	437	430

Operating loss	(4,734)	(2,645)	(2,089)	(13,512)	(8,365)	(5,147)

Non-operating income (expense)
Other expense	(679)	(18)	(661)	(850)	(42)	(808)
Other income	13	47	(34)	86	98	(12)

Net loss	$(5,400)	$(2,616)	$(2,784)	$(14,276)	$(8,309)	$(5,967)

Comparison of the three months ended September 30, 2025 and 2024

Revenue

Revenue increased by approximately $2.9 million, or 76%, to approximately $6.8 million for the three months ended September 30, 2025 compared to $3.9 million for the three months ended September 30, 2024. The increase in total revenue during the third quarter of 2025 was impacted by an increase of approximately $2.7 million in service revenue and approximately $0.2 million in product revenue. The increase in service revenue is attributable to $2.2 million in sleep testing services primarily generated by SCN and $1.3 million generated from SCN treatment centers (providing the services described under “Key Components of Consolidated Statements of Operations” above) launched at two SCN locations, which was offset by a decrease of $0.8 million in VIP revenue from our legacy business model. VIP revenue in the third quarter of 2025 was impacted by no breakage in contracts, when compared to the same period in 2024. Breakage of contracts accelerated revenue recognition on several contracts for VIPs in 2024 who did not complete their training during the first 90 days of their enrollment. Approximately $0.5 million in revenue was attributable to breakage during the three months ended September 30, 2024. Over the last year, our reliance on VIP enrollment revenue has diminished significantly as such revenues have decreased.

For the three months ended September 30, 2025, we sold 4,370 oral appliance arches for a total of approximately $2.2 million, representing a 12% increase in revenue from the three months ended September 30, 2024, when we sold 1,954 oral appliance arches for a total of approximately $2.0 million. The decrease in revenue per appliance is directly attributable a higher volume mix of pediatric and Lifeline sales, which are lower revenue generating products when compared to higher end Vivos C.A.R.E. appliances.

We have observed a lag time that ranges from approximately one month to four and a half months following treatment acceptance which is primarily attributable to the completion of prerequisite clinical procedures and the production lead time required to manufacture and fit the appliance.

Cost of Sales and Gross Profit

Cost of sales increased $1.3 million or 87% to approximately $2.8 million for the three months ended September 30, 2025, compared to $1.5 million for the three months ended September 30, 2024. This was primarily attributable to higher costs associated with the integration of SCN, including $0.5 million related to appliance, pediatric and Lifeline fees, $0.4 million related to SCN operations, $0.3 million increase in support costs for the treatment centers such as staff compensation and financing fees, and $0.1 million increase in software and medical reporting services.

For the three months ended September 30, 2025, gross profit increased by approximately $1.6 million to $3.9 million. This increase was attributable to the increase in revenue of approximately $2.9 million offset by an increase in cost of sales of $1.3 million. Gross margin decreased to 58% for the three months ended September 30, 2025, compared to 60% for the three months ended September 30, 2024 due to the higher increase in cost of sales when compared to revenue.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.4 million, or 76%, to approximately $7.9 million for the three months ended September 30, 2025, as compared to $4.5 million for the three months ended September 30, 2024. The primary cause of this increase was approximately $1.6 million in costs associated with integrating and running SCN’s operations, approximately $0.6 million related to professional fees, approximately $0.6 million associated with salaries and wages on additional personnel, infrastructure costs of approximately $0.4 million and travel related expenses of approximately $0.1 million, when compared to the three months ended September 30, 2024.

Sales and Marketing

Sales and marketing expenses stayed relatively flat at $0.4 million for the three months ended September 30, 2025, which is attributable to our one-time focus on the acquisition and commencement of integration of SCN into our operations offset by cost savings.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2025 due to depreciation on assets acquired from SCN and being placed into service.

Other Income/(Expense)

Other (Expense) increased $0.7 million due to interest expense on a note during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

Revenue

Revenue increased approximately $2.3 million, or 20%, to approximately $13.6 million for the nine months ended September 30, 2025 compared to $11.3 million for the nine months ended September 30, 2024. The increase in total revenue was impacted by an increase of approximately $2.0 million in service revenue and approximately $0.3 million in product revenue. The increase in services revenue is attributable to $2.8 million in sleep testing services primarily generated by SCN and $1.6 million generated from treatment centers (providing the services described under “Key Components of Consolidated Statements of Operations” above) launched at two SCN locations, which was offset by a decrease of $2.6 million in VIP revenue from our legacy business model. VIP revenue in the first nine months of 2025 was impacted by lower breakage in contracts, when compared to the same period in 2024. Breakage of contracts accelerated revenue recognition on several contracts for VIPs in 2024 who did not complete their training during the first 90 days of their enrollment. Approximately $1.5 million in revenue was attributable to breakage during the nine months ended September 30, 2024. Additionally, there was approximately a $0.3 million increase in sponsorship and seminar revenue. Over the last year, our reliance on VIP enrollment revenue has diminished significantly as such revenues have decreased.

For the nine months ended September 30, 2025, we sold 12,222 oral appliance arches for a total of approximately $5.9 million, representing a 5% increase in revenue from the nine months ended September 30, 2024, when we sold 5,993 oral appliance arches for a total of approximately $5.6 million. The decrease in revenue per appliance is directly attributable to an increase in pediatric and Lifeline sales at a lower average price than higher end CARE devices. Refer to “Material Items, Trends and Risks Impacting Our Business” section above for events that impacted our product sales.

We have observed a lag time that ranges from approximately one month to four and a half months following treatment acceptance which is primarily attributable to the completion of prerequisite clinical procedures and the production lead time required to manufacture and fit the appliance.

Cost of Sales and Gross Profit

Cost of sales increased $1.7 million or 37% to approximately $6.1 million for the nine months ended September 30, 2025, compared to $4.4 million for the nine months ended September 30, 2024. This was primarily attributable to higher costs associated with the integration of SCN, including $0.6 million related to appliance and pediatric and Lifeline fees, $0.5 million related to SCN operations, $0.2 million increase in support costs for the treatment centers such as staff compensation and financing fees, and $0.4 million increase in software and medical reporting services, when compared to the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, gross profit increased by approximately $0.6 million to $7.6 million. This increase was attributable to the increase in revenue of approximately $2.3 million offset by an increase in cost of sales of $1.7 million. Gross margin decreased to 55% for the nine months ended September 30, 2025, compared to 61% for the nine months ended September 30, 2024 due to the higher increase in cost of sales when compared to revenue.

General and Administrative Expenses

General and administrative expenses increased by approximately $5.7 million or 42% to approximately $19.2 million for the nine months ended September 30, 2025, as compared to $13.5 million for the nine months ended September 30, 2024. The primary cause of this increase was approximately $2.0 million in costs associated with integrating and running SCN’s operations, approximately $1.6 million related to professional fees, approximately $1.1 million associated with salaries and wages on additional personnel, infrastructure costs of approximately $0.6 million and equipment, repairs and maintenance of approximately $0.2 million, when compared to the nine months ended September 30, 2024.

Sales and Marketing

Sales and marketing expenses decreased by $0.3 million to $1.0 million for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024. This decrease was primarily driven by our decrease in sales and marketing campaigns, resulting in lower commissions paid to our employees for digital media services and reduction in use of marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million to approximately $0.9 million for the nine months ended September 30, 2025 from $0.4 million for the nine months ended September 30, 2024. Depreciation and amortization increased during the period due to depreciation on the assets acquired from SCN and being placed into service.

Other Income/(Expense)

Other (Expense) increased $0.8 million due to interest expense on a note during the nine months ended September 30, 2025.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.4 and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $14.3 and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively, and accumulated deficit of approximately $118.5 million as of September 30, 2025.

Net cash used in operating activities amounted to approximately $11.5 and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had total liabilities of approximately $23.1 million.

As of September 30, 2025, we had approximately $3.1 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of the accompanying unaudited financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures in our legacy business that have reduced cash used in operations. However, even though we have worked to refine our business model, our sales did not grow during our fiscal year ended 2024, and is only beginning to increase during the nine months of 2025. Revenue from our first contractual alliance with Rebis Health have not developed as we had expected for many reasons beyond our control, but we learned important lessons which have led to improvements to our alliance model. We expected a short-term drop in sales and an increase in costs as we executed on our business model pivot. This trend began to shift materially in the quarter ended September 30, 2025 as we experienced our first full quarter of SCN operations and resulting in increases in revenue.

As such, we have funded our operations through equity raises in the period ended September 30, 2025 and fiscal year ended December 31, 2023 and 2024. We were required to obtain additional financing to satisfy our cash needs, including to fund the SCN acquisition, and increase our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue with a view towards ultimately achieving positive cash flow from operations. For a discussion of the financings to fund the SCN acquisition, please refer to the section “Material Items, Trends and Risks Impacting Our Business - Pivot in Our Sales, Marketing and Distribution Model and Decreased Emphasis on VIP Enrollments.”

Until we attain positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. We financed the SCN acquisition from the issuance of senior secured debt and equity securities. As reflected in our increase in revenue during the three months ended September 30, 2025, we expect the SCN acquisition will ultimately allow our company to achieve positive cash flows; however, there is a risk this may not occur. We originally expected the Strategic Alliance Agreement (“SAA”) with Rebis Health entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis Health that are beyond our control, we are currently re-evaluating expectations under this SAA. As such, we seek to acquire other sleep centers in transactions similar to the SCN acquisition or enter into other strategic alliances with improved terms. There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or the SAA or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	2025	2024

Net cash provided by (used in):
Operating activities	$(11,451)	$(9,751)
Investing activities	(5,945)	(403)
Financing activities	14,223	14,822

Net cash used in operating activities of approximately $11.5 million for the nine months ended September 30, 2025 an increase of approximately $1.7 million compared to net cash used in operating activities of approximately $9.8 million for the nine months ended September 30, 2024. This increase is due primarily to a $6.0 million increase in net loss for the nine months ended September 30, 2025 and decrease in contract liabilities of approximately $0.5 million, offset by an increase in depreciation and amortization of approximately $0.4 million, an increase of approximately $2.0 million in accounts payable, an increase of approximately $1.0 million in other liabilities, and an increase of approximately $0.6 million in interest expense on a promissory note.

For the nine months ended September 30, 2025, net cash used in investing activities consisted of approximately $5.1 million for payment of a business acquisition and capital expenditures of $0.8 million related to the development of software for internal use, and assets placed in service in 2025 related to the integration of SCN. This compares to net cash used in investing activities for the nine months ended September 30, 2024 of $0.4 million due to capital expenditures for internally developed software.

Net cash provided by financing activities of $14.2 million for the nine months ended September 30, 2025, is attributable to proceeds of approximately $9.2 million from the issuance of debt, approximately $1.7 million for the issuance of warrants, approximately $0.6 million form the issuance of pre-funded warrants, approximately $2.8 million from the issuance of common stock, and approximately $0.9 million form the exercise of warrants. This compares to net cash used in investing financing for the nine months ended September 30, 2024 of $14.8 million attributable to proceeds from the issuance of Common Stock, net of approximately $0.9 million of professional fees and other issuance costs, in our February 2024 warrant inducement transaction and the June and September 2024 private placements.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2025.

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

Management’s evaluation of disclosure controls and procedures excluded the internal controls of The Sleep Center of Nevada, which we acquired on June 10, 2025. The Sleep Center of Nevada represents approximately 28% of our consolidated total assets as of and for the period ended September 30, 2025 and 20% and 33% of our consolidated revenues for the three and nine months ended September 30, 2025. We are in the process of integrating The Sleep Center of Nevada into our disclosure controls and procedures and internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Parties submitted a Joint Discovery Plan to the District Court on October 21, 2024. On October 22, 2024, the District Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date, which the parties completed. The parties are continuing with discovery and have provided additional status reports to the District Court on January 6, 2025, February 24, April 7, May 5, June 11, July 9, August 6, 2025, August 26, 2025, and September 16, 2025. On October 23, 2025, the parties attended a mediation in an effort to resolve their disputes and agreed upon principal terms of a confidential settlement. The parties are working to finalize negotiation of a definitive settlement agreement, which would fully resolve the suit we filed against Ortho-Tain in Colorado and the Illinois Ortho-Tain Case.

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

Moreover, there is a material risk that this new model will not increase our revenues or gross margins in the manner we anticipate. For example, we have faced challenges in fully integrating SCN’s operations into our own and meeting market demand due to matters such as (i) difficulties in identifying and training healthcare providers in the products and services we offer and (ii) obtaining insurance reimbursement for such products and services. Our ability to address these and similar challenges could lead to slower increases, or even reductions, in our revenues.

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

The ongoing integration of Vivos and SCN could result in the disruption of our ongoing business, and inconsistencies in standards, controls, procedures, policies and insurance coverage that adversely affect our ability to maintain relationships with patients and employees or achieve the anticipated benefits of the Acquisition. As with any acquisition, there also may be disruptions that cause us to lose patients or cause patients to elect alternative form of sleep treatment. We may also face other unintended consequences from the Acquisition (including adverse effects on our business reputation, supply chain issues, and similar matters) that that could have a material adverse effect on our results of operations, financial condition and stock price.

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

Vivos Therapeutics, Inc.

Date: November 19, 2025	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: November 19, 2025	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

