Form 10-K
period 2025-12-31
Vivos Therapeutics, Inc.
filed 2026-04-15
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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
Emerging growth company ☐

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

As of June 30, 2025, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $22.9 million based on the last reported sales price of $3.16 as quoted on the Nasdaq Capital Market on such date.

The registrant has 13,486,006 shares of its common stock, $0.0001 par value per share, outstanding as of April 15, 2026.

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue,” “goal” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new medical-provider focused sales, marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances, including our June 2025 acquisition of The Sleep Center of Nevada (“SCN”);

●	our ability to implement and grow our medical-provider focused sales, marketing distribution model, which is new and unproven and may not produce the benefits we anticipate, and to fully wind down our legacy dentist-focused model;

●	our ability to successfully integrate SCN business into our operations;

●	our ability to service the substantial indebtedness we incurred in connection with financing the SCN acquisition;

●	compliance with laws, rules and regulations relating to the corporate practice of medicine;

●	the acceptance and adoption by sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (“FDA”) clearances, including the anticipated benefits of insurance coverage for products;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to doctors, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our potential profit margin from sales or leasing of our appliances and other treatments and services, including our SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our medical provider-focused strategic alliance and/or acquisition model, our SleepImage® home sleep apnea test and our other arrangements with sleep clinics and/or durable medical equipment companies (“DMEs”);

-ii-

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance of our products and services by the medical and dental communities, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with both state and federal government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to hire and retain key employees and other service providers (including dentists, medical doctors or other healthcare providers);

●	the emergence of alternative competing technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our immediate and future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

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

The following is a non-exhaustive guide to where the primary risks qualifying each category of forward-looking statement can be found in this Report: (i) statements regarding our new medical-provider focused model and SCN integration are qualified primarily by the risks described under “Risk Factors--Risks Related to Our Acquisition of the Sleep Center of Nevada (SCN)” and “Risk Factors--Risks Related to Our Business and Industry”; (ii) statements regarding FDA clearances, regulatory approvals, and clinical outcomes are qualified primarily by the risks described under “Risk Factors--Risks Related to Our Products and Regulation”; (iii) statements regarding capital raising, liquidity, our ability to continue as going concern and our ability to maintain compliance with Nasdaq’s listing and other public company requirements are qualified primarily by the risk factors addressing our history of operating losses, need for additional capital, and potential dilution under “Risk Factors--Risks Related to Our Business and Industry” and “Risk Factors--Risks Related to Our Securities Generally”; (iv) statements regarding insurance reimbursement and Medicare coverage are qualified by risks related to changes in reimbursement structures under “Risk Factors--Risks Related to Our Acquisition of the Sleep Center of Nevada (SCN)”; and (v) statements regarding intellectual property, competitive position, and market opportunity are qualified by risks described under “Risk Factors--Risks Related to Our Business and Industry.”

-iii-

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our company is subject to significant risks. The following is a summary of certain risks, uncertainties and other factors related to our company. These do not represent all of the risks we face. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” (some of which are not summarized below) and all other information contained in this Report, including the financial statements which are a part of this Report, in order to a more complete picture of the risk factors we face.

Risks Related to Our Business and Industry

●	Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with both current performance and future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will increase future revenue and earnings.

●	We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

●	We will need to raise additional capital to fund and grow our business. Such funding, even if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms in a timely manner, which could adversely affect our liquidity, financial position, and ability to continue operations.

●	We previously identified material weaknesses in our internal controls and may identify additional material weaknesses in the future or otherwise fail to operating effectiveness of our review controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

●	We expect to derive a substantial portion of our prospective future revenue from sales of our appliances and treatments pursuant to our new strategic alliance and acquisition model, which leaves us reliant on the commercial viability of The Vivos Method and other associated products and services.

●	A material portion of our future revenue is expected to derive from sales of our appliances and other closely related diagnostic and therapeutic services to patients through dentists and other medical professionals, who are part of Vivos supported and managed Dental and Medical Service Organizations (DSOs and MSOs) which we will form from time to time as we scale and expand into new states. This business model leaves us reliant on our ability to establish, staff, and operate such operations successfully across diverse and geographically dispersed markets.

●	Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

●	We may not be able to respond in a timely and cost-effective manner to changes in consumer preferences.

●	Our business and results of operations may be impacted by the extent to which patients using The Vivos Method achieve adequate levels of third-party insurance reimbursement, or the extent to which third party patient financing is available.

●	Our products and third-party contract manufacturing activities are subject to extensive governmental regulation that could prevent us from manufacturing or obtaining Vivos appliances or introducing new and/or improved products in the United States or internationally.

●	Our products are currently recommended only by a relatively small minority of medical sleep specialists, who are integral to the diagnosis and treatment of sleep breathing disorders. Accordingly, our ability to scale our business is thus highly dependent on the expansion of qualified medical sleep specialists who will support and recommend the Vivos Method to their patients.

●	We may not be able to protect our patents and proprietary technology and may become subject to intellectual property claims or litigation.

●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

-iv-

●	Our relationships with VIPs, other healthcare providers, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

●	The misrepresentation, misuse, or off-label use of The Vivos Method or other Vivos products and services could result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

●	We have engaged in and will continue to pursue acquisitions of, or affiliations with, medical or dental practices or complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

Risks Related to Our Acquisition of the Sleep Center of Nevada (“SCN”)

●	In 2024 and 2025, we worked to pivot our sales, marketing distribution model, including via the acquisition of the Sleep Center of Nevada (the “SCN Acquisition”). However, we have limited experience operating this business model, and it may not produce the benefits we anticipate. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

●	We have incurred substantial indebtedness in connection with financing the SCN acquisition, the cost of servicing that debt could adversely affect our business, financial condition, and results of operation, and we may not be able in the future to service that debt.

●	Integrating SCN’s operations may be more difficult, costly, or time-consuming than expected.

●	If our contractual arrangements between Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly-owned subsidiary of the Company (“AIM”) and our physicians at SCN are found to constitute the improper rendering of medical services or to violate corporate practice of medicine or dentistry or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

●

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

●	Changes in the structure and payment rates under private insurance, Medicare, Medicaid or other non-Medicare government-based programs or payment rates related to our business could have a material adverse effect on our business, results of operations, financial condition and cash flows.

●	Our business and the medical practices we manage are labor intensive. Our inability to recruit qualified talent, including but not limited to sufficient numbers of dentists, physicians, nurse practitioners, or other clinical support personnel and manage labor costs or shortages could result in significant increases in our operating costs, decreases in productivity, and disruptions in our business operations.

Risks Related to Our Products and Regulation

●	We depend in large part on The Vivos Method technology, and the loss of regulatory approval or access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

●	Our failure to obtain government approvals, or to comply with ongoing, and ever increasing, governmental regulations relating to our technologies and products, could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.

●	We cannot assure that we will be able to complete any required clinical trial programs successfully within any specific time, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

●	We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions which may materially affect our business operations.

●	Treatment with The Vivos Method has only been available for the past fifteen years, and we do not know for certain whether there will be significant long term post-treatment regression or relapse.

●	Our medical-provider focused alliance marketing and distribution model under which will seek to acquire or create alliances with healthcare providers, may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

-v-

Risks Related to Our Securities Generally

●	We have issued a large number of shares of common stock and warrants to purchase common stock in connection with financing activities. Substantial future sales of such shares of our common stock could cause the market price of our common stock to decline or have other adverse effects on our Company.

●	The market price of our common stock has been and may continue to be highly volatile, and you could lose all or part of your investment.

●	Our failure to meet the continuing listing requirements of The Nasdaq Capital Market, including the minimum stockholders’ equity and minimum bid price requirements, could result in delisting of our securities.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

●	We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

●	Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

●	Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

●	We are responsible for the indemnification of our officers and directors.

●	Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be limited, perhaps substantially.

●	The financial and operational projections that we may make from time to time are subject to inherent risks.

●	If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

●	An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our company or your investment.

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

-vi-

PART I

Item 1. Business.

Overview and Mission

We are a revenue stage medical technology and healthcare services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. Our products non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as mild to severe obstructive sleep apnea (known as OSA) and snoring in adults. We call the use of our appliances coupled with specific therapeutic treatment protocols The Vivos Method.

The Vivos Method is estimated to be indicated and potentially effective (within the scope of the FDA cleared uses) in approximately 80% of cases of OSA where patients are compliant with clinical treatments. Our patented C.A.R.E. oral appliances have been utilized in approximately 60,000 patients treated worldwide by more than 2,000 trained dentists. We estimate our other lines of oral appliances have treated an additional 15,000 or more patients worldwide.

Since 2024, we have been evolving our business model towards one that focuses on deriving revenue from appliance sales but also the provision of healthcare services in compliance with the laws relating to the corporate practice of medicine through (i) the acquisition and management of sleep medical practices who diagnose and treat OSA and (ii) the establishment of Vivos supported and managed Dental and Medical Service Organizations (“DSOs” and “MSOs”). We have begun to brand our OSA treatment business as Sleep and Airway Medicine Centers (or SAMC).

Our mission is to rid the world of OSA by being a leading technology platform and go-to services resource for the latest and most effective diagnostic tools, treatment modalities, products, and clinical education available to healthcare providers of all specialties who treat patients suffering from breathing and sleep disorders and their comorbidities. We recognize that breathing and sleep disorders, including OSA, are often complex conditions with multiple contributing factors that require more than a single solution. To that end, we have broadened our product and services lines that comprise The Vivos Method to go beyond the proprietary technologies featured in our C.A.R.E. oral appliances and now offer sleep health providers far greater optionality in selecting a diagnostic or treatment solution that is best for their patients. This approach recognizes that there is no “one size fits all” solution for patients, and that both providers and patients are best served by offering a variety of solutions at various price points that can meet the needs of a larger segment of the population.

We believe this evolution of our mission (which was originally focused almost exclusively on the dental community) will appeal to a much broader array of healthcare professionals, including chiropractors, nutritionists, primary care physicians, cardiologists, physical therapists, dentists and others, all of whom have a strong vested interest in the overall health and wellbeing of their patients, and each of whom has something meaningful to contribute when properly educated and trained. As word spreads among a broader array of professionals and their patients, we expect more people to come to know and understand the compelling advantages of The Vivos Method. We believe this will allow us to scale our business and grow our company, offering our OSA solutions to a large and growing number of patients.

Historically, we have offered independent dentists three separate clinical pathways or programs to become Vivos product providers: (i) Guided Growth and Development, (ii) Lifeline and (iii) Complete Airway Repositioning and Expansion (“C.A.R.E.”). Each program features specific proprietary and non-proprietary oral appliances, coupled with specific therapeutic protocols and adjunctive treatments, and each clinical pathway is intended to address the specific needs of a diverse patient population with different patient journeys.

Our Guided Growth and Development program features the Vivos Guide and PEx appliances along with CO2 laser treatments and other adjunctive therapies designed for treating palatal growth and expansion in pediatric patients as they grow. The mid-range priced Lifeline program features a selection of mandibular advancement devices (“MADs”) such as the Versa and Vida Sleep which are U.S. Food and Drug Administration (“FDA”) 510(k) cleared for mild-to-moderate OSA in adults, along with the patented Vida appliance, which is FDA 510(k) cleared for the alleviation of Temporomandibular Joint Dysfunction (“TMD”) symptoms, bruxism, migraine headaches, and nasal dilation.

As of April 2026, as part of the continuing evolution in our business model, we are no longer offering the Guided Growth and Development course to unaffiliated independent dentists who are not employed by or contracted with a Vivos-supported DSO group. Lifeline and C.A.R.E. training programs will continue to be offered to unaffiliated independent dentists and all three programs will be offered to any or all existing dentists who became part of our historic Vivos Integrated Provider program (“VIP”) prior to April 2026, and also to all new or existing dentists who become employed by or contracted with any Vivos-supported DSO.

Our flagship C.A.R.E. program features our patented DNA, mRNA and mmRNA appliances, which are FDA 510(k) cleared for mild-to-severe OSA and snoring in adults. The Vivos Method may also include adjunctive myofunctional, chiropractic/physical therapy, and laser treatments that, when properly used with the C.A.R.E. appliances, constitute a powerful non-invasive and cost-effective means of reducing or eliminating OSA symptoms. In a small subset of a study, The Vivos Method was shown to reduce OSA symptoms in a statistically significant portion of patients. According to a retrospective analysis by a leading sleep doctor of real world data derived from users of our mRNA and DNA devices “all patients treated with mRNA showed an increase in transpalatal width while 97% of patients treated with DNA showed an increase. Apnea Hypopnea Index (AHI) scores improved or stayed the same in 91% of DNA patients in 88% of mRNA patients. AHI improved by at least one classification for 63% of DNA patients as compared to 61% of mRNA patients.”

The primary competitive advantage of The Vivos Method over other OSA therapies is that The Vivos Method’s typical course of treatment is limited in most cases to 9 to 12 months, and it is possible not to need lifetime intervention, unlike continuous positive airway pressure (“CPAP”) (the so-called “gold standard” for OSA treatment) and neuro-stimulation implants. Additionally, out of approximately 75,000 patients treated to date worldwide with our entire current suite of products, there have been very few reported instances of relapse.

Although not our current focus due to a strategic pivot in our business model, we have also historically offered a suite of diagnostic and support products and services primarily to dentists as well as medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) Treatment Navigator (a concierge service to assist providers in educating and supporting patients as they navigate insurance coverage, diagnostic indications and treatment options), (iii) Billing Intelligence Services (which optimizes medical and dental reimbursement), (v) advanced training and continuing education courses at our Vivos Institute in Denver, Colorado, and (iv) MyoSync (formerly MyoCorrect), a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine and mobile application-based platform. Some of these services including home sleep screenings, treatment navigator services and MyoSync, are being provided to patients directly under our medical-provider focused sales, marketing and distribution model described below. With this shift in focus, we shifted our Medical Integration Division to pursue strategic alliances and acquisitions of sleep centers to provide better options using Vivos products for patients who have been diagnosed with OSA.

In this Annual Report on Form 10-K, we sometimes refer to medical doctors, dentists and other medical professionals (including our independent Vivos-trained dentists) who treat OSA as “providers”.

Also, in this Report, and unless the context requires otherwise and except as provided for in the footnotes to our audited financial statements included herein, the term “common stock” refers to shares of our common stock, par value $0.0001 per share.

Legacy Business Model

Our historical business model was to teach, train, and support primarily dentists but also medical doctors and distributors in the use of our products and services. Dentists who use our products and services, referred to as Vivos Integrated Providers, enrolled in a variety of live or online training and educational programs offered through our Vivos Institute, an 18,000 sq. ft. facility located near the Denver International Airport. Even currently, VIP dentists are able to select and purchase the specific program or clinical pathway they would like to focus on, such as “Introduction to Sleep and Airway Medicine”, “Advanced Sleep and Airway Medicine/C.A.R.E.”, “Frenectomy and Tongue Tie”, “Myofunctional Therapy”, and many more. Such VIPs also have the option of purchasing practice support services and clinical support services. This approach differs from our historical business model, referred to as our “legacy model”, where dentists were charged an upfront fee and all training and support packages were included in that fee.

New Medical-Provider Focused Sales, Marketing and Distribution Model

Over the course of 2024 and 2025, we worked to pivot our business strategy and began to steadily decrease our prior dependence on enrolling and training VIP dentists to sell our products. This new business strategy is focused on (i) contractual alliances with and outright acquisitions of sleep specialty medical providers, sleep testing centers and other similar entities (such as we accomplished in 2025 through the acquisition of SCN, as described below), and (ii) through the use of a MSO/DSO support model where we provide administrative and comprehensive non-clinical services to professional entities that employ Vivos-trained and other specialty providers (such as we accomplished in the Detroit-area during 2025, as described below).

In June 2024, we entered into our first contractual alliance with Rebis Health, a sleep center operator in Colorado. Revenues from this arrangement did not develop as we had expected due to circumstances beyond our control and as of the date of this Report we have ended the contractual alliance with Rebis. Nevertheless, we have gained important experience and insights from our relationship with Rebis which we are using to improve our new business model.

In June 2025, our new business model was set in motion when we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers, of R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”). This acquisition was accompanied by the establishment of our initial MSO and marked a milestone in the pivot in our sales, marketing distribution model. Applying this new model, SCN will provide diagnosed sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared C.A.R.E oral medical devices, other oral appliances, and additional adjunctive therapies, as well as CPAP. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and consulting revenues through MSO service and support fees, representing new high margin revenue streams for us, as well as potential additional revenue from new product and service offerings from SCN. This model ensures the dentists and medical doctors retain the autonomy and independence to make the most appropriate treatment decisions for their patients. For further information on the integration of SCN’s practice into our business, please see the section below titled “SCN Integration Update.”

We are also exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues. We refer to this new model herein alternatively as our new medical-provider focused sales, marketing and distribution model or our strategic alliance and/or acquisition model.

SCN Integration Update

Our operational planning for the integration of SCN began in April 2025, when we signed the definitive agreement to purchase the assets of SCN. We believe these two months of advance planning has benefited the process of integrating SCN into our business, as our operations team has been able to execute our plan on schedule and under budget with respect to two of SCN’s seven locations in the greater Las Vegas area. Also, because of this effort, we recognized a small amount of SCN revenue during our fiscal second quarter (for the period beginning with the June 10, 2025, as the closing date of the SCN Acquisition, through June 30, 2025). During 2025, we recognized SCN diagnostic revenue of $4.8 million and treatment revenue of $2.0 million. Our goal is to continue to increase this diagnostic and treatment revenue in upcoming quarters.

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

Our operational plan is driven by our deployment of our Sleep Optimization (“SO”) teams, each consisting of one nurse practitioner (or physician’s assistant) and two specially trained dentists, employed by a medical or dental professional corporation, six dental assistants, six administrative support personnel, and one treatment navigator. These SO teams can be dedicated to high demand locations or spread across multiple locations as circumstances dictate. We currently have approximately 1.5 SO teams deployed across two SCN locations and expect to have additional (partial or whole) SO teams deployed during 2026. We anticipate an initial ramp of up to 60 days for SO teams to become fully functional, and up to six months or longer before net revenue collections match revenue generating activity (such as OSA diagnostic services or OSA treatment case starts).

Based on the current volume of OSA patient demand, we believe the current addressable market served by SCN could support several additional SO teams, especially if certain planned growth initiatives and patient referrals meet expectations. Such initiatives include, but are not limited to, the expansion of diagnostic and treatment services, the establishment and rollout of a pediatric OSA program, and the collaboration with certain specialty medical groups who treat patients with comorbid OSA but who lack the ability to test, evaluate and treat such patients within their existing practice environments.

Based on our experience to date, we believe our limiting constraints for near-term revenue growth at SCN are (1) physical space to see an optimal number of patients; (2) provider and staff recruiting, training, and onboarding; and (3) customary issues with third party provider credentialing. At the end of 2025, our operations at the two SCN locations we have onboarded were fully booked for appointments through April 2026, and we were processing what we believe were less than 40% of patients attempting to get appointments for treatment. Our two greatest barriers to servicing more OSA patients at that time were a lack of Vivos-trained dentists and delays in obtaining full access to most major insurance carriers. As of the date of this Report, we believe we had made progress in both areas, although further work remains, and we do not believe we will be able to fully meet current demand until additional SO teams are fully deployed, further insurance participation access is granted, and additional facility space is made ready.

Our initial average case revenue and acceptance rate for Vivos treatment at SCN to date, based upon a limited period of operations at two of SCN’s seven locations, suggest that each SO team could potentially generate collections in excess of $500,000 per month, net of adjustments, with contribution margins above 50%. In addition to current Vivos diagnostic and treatment options, we expect to be able to offer SCN patients additional diagnostic and treatment services that could generate additional revenue. We continue to gather additional data that will allow us to refine our model and optimize operations, and results of operations, in future periods. See “Risk Factors” for a discussion of the risks associated with our new business model.

Importantly, we expect to apply the lessons learned from our SCN integration activities to future sleep center or medical practice acquisitions or management collaborations we are currently exploring and hope to consummate in the future as described below. We expect to fund costs associated with our SCN integration activities with net proceeds from our June 2025 debt and equity financings, our January 2026 warrant inducement and March 2026 private placements, potential future financings and our At The Market (“ATM”) offering program, and ultimately revenue from operations.

Revised OSA Provider Management Model

In addition to growth through acquisitions of medical sleep providers like SCN, we are continuing to evolve our revised MSO/DSO management model for situations where the sleep center or medical practice owners are not interested in being purchased by us but are interested in making the full range of our OSA treatment options available to their patients. Our plan is to accomplish this type of collaboration through the creation and pro-rata funding of a new management services entity that is jointly owned by the sleep center owners and our company, but where our company retains an 80/20 supermajority controlling interest. The revised management model incorporates, among other things, our experience with Rebis as described above. Under the revised model, through the co-owned management company, we will have more operational control to help ensure that our business model is being properly implemented.

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

We are also exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues. We refer to this new model herein alternatively as our new sales, marketing and distribution model or our strategic alliance and/or acquisition model.

On July 14, 2025, we entered into a management agreement, AIM – Detroit, under this revised approach with MISleep Solution LLC to provide our full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan, near Detroit. Consistent with our new model, our company owns a supermajority equity stake in the management services company, with the sleep doctors having minority ownership interests.

Based on our internal analysis and experience, we expect the economics of our Detroit SO team to be similar to the economics described above for our SO teams at SCN, except that net profit distributions from the management services entity will be paid out on a pro-rata basis (with our company receiving the supermajority share). As of this time, we have minimal operating history in the Detroit, Michigan market or with this new model. However, we believe that the overall benefit to our company of this model derives from the limited risks (as opposed to outright acquisitions) and generally low equipment and facility capital expenditures relative to the potential revenue opportunity. This model also obviates the need for us to finance the purchase and other costs associated with our acquisition model.

Additionally, as of mid-December 2025, we constructed and opened a new physical facility for sleep testing and treatment in Auburn Hills, Michigan. The Auburn Hills center is currently open and operational. We have hired one SO team in Auburn Hills and are currently in the process of onboarding and training that SO team.

We believe the advantages of our medical-provider focused strategic marketing and distribution model are compelling:

●	First, it provides direct access to far more OSA patients who are likely candidates for OSA treatment with The Vivos Method. As we roll out this new model going forward, potentially thousands of patients each month could be introduced to Vivos treatment options. In the absence of being informed about the benefits and advantages of treatment under The Vivos Method, the vast majority of these patients would likely elect CPAP devices, which approximately 50% or more of OSA patients eventually abandon. By providing patients with a full-spectrum of available FDA-cleared treatment modalities, Vivos patients can make better and more informed decisions about their care.

●	Second, when provided with complete information regarding their treatment options, including The Vivos Method, our experience has been that a strong majority of patients will choose Vivos appliance treatment. In our pilot testing, which we conducted at over 45 separate locations around the United States during 2023 and 2024, our Vivos-trained personnel consistently experienced over 70% of patients choosing some form of Vivos treatment. These figures were relatively consistent across diverse demographic and economic patient profiles and geographies.

●	Third, top line revenue and profit per OSA patient treated are expected to rise. Through the efficiencies of our MSO/DSO support services model, we expect to operate our treatment centers with contribution margins of up to 50% and possibly more. This significantly improves the economics to our company, when compared to our prior VIP dental distribution model.

In summary, under our new model, we expect to present Vivos treatments to more patients, refer a higher percentage of cases into Vivos treatment, and potentially generate more revenue and profit per case.

Potential Provider Acquisition or Management Pipeline

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

Our Products and Services

Currently, The Vivos Method is comprised of the following products and services:

●	Vivos Complete Airway Repositioning and/or Expansion (C.A.R.E.) oral appliance therapy including our:

○	Daytime Nighttime Appliance (or DNA appliance®) was granted 510(k) clearance from the FDA as a Class II medical device in December 2022 for the treatment of snoring and mild to moderate OSA, jaw repositioning and snoring in adults. It is the only oral appliance ever to receive FDA clearance to treat OSA without mandibular advancement as its primary mechanism of action. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older, along with positive airway pressure (PAP) and/or myofunctional therapy, as needed. In September 2024, the DNA appliance was granted another landmark FDA 510(k) clearance to treat moderate to severe OSA in children ages 6 to 17 who also have malocclusions that may require orthodontics. The DNA appliance remains the only oral appliance of any kind that has been FDA cleared to treat children with OSA.

○	Mandibular Repositioning Nighttime Appliance (or mRNA appliance®) has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

○	Modified Mandibular Repositioning Nighttime Appliance (or mmRNA appliance), for which we were granted FDA Class II market clearance in August 2021 for treating mild to moderate OSA, jaw reposition and snoring in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

○	Adjunctive Diagnostic and Therapeutic Products and Services constitute a key element of our overall clinical success. Such key adjunctive diagnostic evaluations and therapies include, but are not limited to, extensive and proprietary questionnaires that target certain known areas of clinical concern, full body postural evaluations, cranial and facial bone and tissue evaluations, specialized kinds of chiropractic care, certain targeted physical and exercise therapy, nutritional and toxicity consultations, specialized CO2 laser therapy using DEKA patented technology from Italy, and the integrative use of Vivos’ patented Unilateral Bite Block technology such as with the Vivos Vida appliance.

The November 2023 clearance of our C.A.R.E. appliances for the indication described above represents the first time the FDA has ever granted an oral appliance a clearance to treat severe OSA. In our experience working closely with sleep specialists and other medical professionals since that time, we believe this unprecedented decision by the FDA is generating broader acceptance throughout the medical community for our treatment options, leading to the potential for higher patient referrals and case starts as well as closer collaboration with medical professionals. For example, in April 2024 we received the required regulatory approvals to enable Medicare reimbursement for our C.A.R.E. oral medical devices. We expect such approval could potentially lead to greater reimbursement levels from Medicare and medical health insurance payors that follow Medicare guidelines.

●	Vivos oral appliances and therapies outside of C.A.R.E. system include:

○	Vivos Tooth Positioners are Class I pre-formed orthodontic appliances that are flexible, BPA-free, base polymer, monoblock intraoral positioners and rescue appliances. The Tooth Positioners are FDA Class I registered product for orthodontic tooth positioning typically used by dentists in children to address malocclusions and promote proper guided growth and development of the mouth and jaws.

○	Vivos VersaTM is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults. It is a comfortable, easy-to-wear, medical grade nylon, 3D printed oral appliance featuring mandibular advancement as its mechanism of action. It is priced to be very cost effective and offers Vivos providers and patients a comfortable and effective product at a much lower price point for treatment. As with all other non-C.A.R.E. oral appliances, the Vivos Versa must be worn nightly for life in order to remain clinically effective. We believe many Vivos Versa patients will eventually migrate up to our proprietary Vivos C.A.R.E. products. While we do not own this product, we are a reseller of this product.

○	Vivos MyoSync (formerly MyoCorrect) oral myofunctional therapy (OMT) services. Studies have shown OMT to be a clinically valuable adjunctive treatment for patients with breathing and sleep disorders. When combined with Vivos’ C.A.R.E. products and treatments, OMT can deliver an enhanced effect in many patients using our appliances. MyoSync treatment services are cost-effective for providers and convenient for patients. MyoSync is billable to medical insurance in certain cases and constitutes an additional profit center for both Vivos and providers.

○	Vivos Vida™ is our proprietary FDA-cleared appliance (unspecified classification) that incorporates our patented Unilateral Biteblock technology for the alleviation of TMD symptoms, and aids in treating bruxism and temporomandibular joint (“TMJ”) dysfunction. The Vivos Vida helps alleviate symptoms such as TMJ/TMD pain, headaches, and facial muscle pain. The Vivos Vida is worn during sleep and serves to protect the teeth and restorations from destructive forces of bruxism. It is a custom fabricated appliance, designed for patient comfort.

○	Vivos Vida Sleep ™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults. It uses the Vivos Unilateral BiteBlock Technology and is designed to advance the mandible incrementally to stabilize the patient’s oropharyngeal airway. It is highly efficient and has a sleep design which promotes space for the tongue to sit in the roof of the palate.

○	VivoScore (from SleepImage), Rhinomanometry (from GM Instruments), Cone Beam Computerized Tomography or CBCT (from multiple vendors), Joint Vibration Analysis (from BioResearch) and other key diagnostic technologies play an essential role as part of The Vivos Method in patient assessment, proper clinical diagnosis, treatment planning, progress measurement, and optimal outcome facilitation. We believe the combination and integration of such diagnostic tools and equipment as particularly taught to and practiced by Vivos-trained providers constitutes a key trade secret of our company.

○	Vivos AireO2 is an Electronic Health Record (EHR) software program specifically designed for use as a full practice management software program in a medical or dental practice environment where treating breathing and sleep disorders is performed. The program is built to handle both medical and dental billing and is integral in our Treatment Navigator program. As of the date of this Report, we are scaling back the deployment of this software program in our new business model.

○	Adjunctive Diagnostic and Treatment modalities delivered by specialty MDs, chiropractors and other healthcare providers according to a very specific set of particular integrated protocols has also proven to enhance and improve clinical outcomes using C.A.R.E. and other Vivos devices.

○	Treatment Navigators assist a clinician’s patients who may have a breathing or sleep disorder to get screened, diagnosed by a board-certified sleep specialist, obtain insurance verification of benefits and preauthorization (where required), have their questions answered, and receive assistance with scheduling, financing, medical billing or any other concerns regarding treatment options best suited to their individual situation. Dentists typically pay set fees to us for this service. We utilize Treatment Navigators extensively in our new business model.

○	Vivos Billing Intelligence Service (BIS) is our medical and dental billing service. It is both a subscription and fee for service program for healthcare practitioners who wish to optimize their insurance reimbursement by leveraging both medical and dental benefits. We are unaware of any other software platform or service on the market that offers the same set of features or capabilities.

○	Vivos Airway Intelligence Service (AIS) is our technical support and advisory service that supports clinicians in their patient data analysis, case selection, treatment planning and treatment implementation. AIS reports and services are priced into the cost of appliances to providers.

○	The Vivos Institute® (TVI) is widely regarded as one of the top educational and learning centers for dentofacial related breathing and sleep disorders in North America. Opened in 2021, TVI is housed in a state-of-the-art 18,000 square foot facility near the Denver International Airport where doctors from around the world come to receive instruction and advanced clinical training in a wide range of topics delivered by leading national and international medical sleep specialists, cardiologists, pediatric sleep specialists, dentists, orthodontists, specially trained chiropractors, nutritionists, key industry business leaders, and university-based clinical researchers. In our new business model, we have not utilized the TVI space to its full extent as we had expected. As such, we are currently sub-leasing the facility third parties for corporate and community events until our lease expires in 2027.

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

As noted above, since our landmark FDA clearances in 2023 and 2024, we have not yet seen a corresponding increase in numbers of patients using our appliances. Based on feedback from our Vivos-trained providers, we believe this to be a function of staffing turnover in their practices and labor shortages that continue to plague the dental workplace in the aftermath of the COVID-19 pandemic. Throughout 2024, we continued to address this by conducting additional regional dental team training sessions on integrating Vivos products and treatment protocols. In addition, we drastically reduced the number of individuals we call Practice Advisors who had previously been used as “boots on the ground” to help facilitate case starts and provide Vivos-trained providers with support, and we replaced them with a new service called Treatment Navigator which we piloted and began to rollout in the late summer and fall of 2022.

Treatment Navigators work effectively as extensions of the dental office, working directly with prospective patients to provide them information on our C.A.R.E. appliances and other Vivos treatment options, aiding in education, screening, insurance verification of benefits and preauthorization, coordination among various professional practitioners, recordkeeping, problem solving, as well as, delivering a home sleep test and following up with scheduling an appointment with an affiliated sleep clinic or dentist (including dentists who are VIPs) in their area. Dental offices who wish to avail themselves of this service pay Vivos enrollment fees and per case fees for the service, thus adding an important new revenue line to our business. Based on our evaluation of the Treatment Navigator program, we have restructured the Treatment Navigator program into a monthly subscription-based model. We also utilize Treatment Navigators in our SCN operations.

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

Unfortunately for OSA patients, the medical profession has not been able to provide them with solutions that are both effective and desirable. CPAP is the “gold standard” treatment for over 90% of OSA patients, but no one wants to wear those devices to bed every night for life, rendering long-term compliance rates low. Traditional oral appliances can be effective over limited time frames but often create other problems with TMJ dysfunction, open bites, infections, and more. As with CPAP, they too must be worn every night for life to be effective. More radical and invasive options such as neuro-stimulation devices, or maxillomandibular advancement surgery are likewise viewed more as treatments of last resort. When The Vivos Method is presented as a viable treatment option against the alternatives discussed above, we believe it will be the preferred choice of most patients by a factor of about 2 to 1.

We believe our proprietary products comprising the Vivos C.A.R.E. oral appliances represent the first non-surgical, minimally invasive treatment option for patients diagnosed with mild to severe OSA that offers cost-effective treatment featuring (i) limited treatment times; with (ii) lasting or durable effects; and (iii) the prospect of seeing a complete reversal of symptoms. Combining treatment technologies that impact the upper airway by altering the size, shape, patency and position of corresponding hard and soft tissues, Vivos C.A.R.E. represents a completely new treatment modality in the treatment of dentofacial abnormalities that often lead to OSA and many other health conditions.

Our Target Customers

Because of the close connection and relationship between the oral cavity and airway form and function, properly trained dentists, sleep specialists and other medical providers can play a pivotal and even leading role in the treatment of dentofacial abnormalities which are known to impact breathing and sleep, which in turn can lead to serious health conditions. Our medical-provider focused alliance marketing and distribution model provides sleep centers with whom we collaborate better alternatives to CPAP and surgery for patients diagnosed with mild to severe OSA.

During 2024 and 2025, we expanded our mission and product line positioning to extend the reach and scope of The Vivos Method beyond the dental profession and to allow for greater collaboration and mutual referrals from other healthcare practitioners, including primary care physicians, medical specialists, chiropractors, nutritionists, physical therapists, and others who see and treat patients with breathing and sleep disorders. We believe this extension of our approach will broaden the knowledge among various professions as to what our technology and products can do for their patients, ultimately leading more patients into treatment with Vivos products and services. We also incorporate courses and curricula at our TVI into our Vivos Method training that provides information, tools, techniques, and systems that enable other healthcare professionals to engage directly with dentists and actively contribute to the best possible clinical outcome for patients.

As we have established a national network of Vivos-trained dentists, we are pivoting our focus to the source of where we believe the vast majority of OSA patients are first diagnosed and treated: the medical profession, including sleep centers and medical doctors and dentists who offer OSA treatment, as well durable medical equipment (DME) companies who manufacture and distribute OSA therapies.

Our Market Opportunity

The global sleep apnea devices market size is generally estimated at between $6.9 and $10.3 billion in 2025, and is projected to rise to between $11.6 billion and $18.30 billion by 2032, with a CAGR of 8.6% during the forecast period. According to an American Sleep Association study published in 2020, an estimated 50 million to 70 million people in the U.S. are suffering from some form of sleep disorders. In 2023, Eli Lilly analyses expanded that estimate to over 80 million. Moreover, according to Canadian Respiratory Journal in 2014, around 5.4 million adults in Canada were diagnosed with sleep apnea or were at higher risk of developing OSA. According to a study conducted by ResMed in 2018, around 175 million people in Europe were suffering from sleep apnea. We therefore believe that effective diagnostic and treatment strategies are needed to minimize the negative health impacts of OSA and to maximize cost-effectiveness.

Based on our direct experience with our Vivos-trained providers performing nearly 60,000 VivoScore home sleep testes administered during 2025, we strongly believe the published estimates from available public information, which range from 12% to 20% of the population, seriously underestimate the extent of the condition and scope of the problem in the United States and Canada. Our VivoScore testing routinely results in approximately 50% of patients testing positive OSA, a number consistent with a recent study published in the Journal of the American Heart Association on a sample consisting of approximately 2,000 middle-aged to older adults from the Multi-Ethnic Study of Atherosclerosis (MESA), where 44% had moderate to severe OSA and 75% had mild, moderate or severe OSA from the study “Sleep Irregularity and Subclinical Markers of Cardiovascular Disease: The Multi-Ethnic Study of Atherosclerosis”. We therefore believe our prior estimate that approximately 15% of the adult population in the United States and Canada suffers from OSA to be extremely conservative. Based on the estimated total adult population of 284 million in the United States and Canada, we believe the total addressable United States and Canadian market could be as high as 80 million adults. To be conservative and based on available data and our internal market analysis, we estimate that over 80% of individuals diagnosed with OSA in the North American addressable market may be candidates for The Vivos Method, leaving us with a total addressable consumer market of approximately 64 million adults.

There are an estimated 3.5 million sleep tests conducted in the United States each year. An estimated 75% to 90% of those patients test positive for some sort of sleep disorder, of which obstructive sleep apnea is the most predominant. Our Vivos supported dentists and providers in Las Vegas generate approximately $5,000 on average per clinical case with an estimated 50% of patients accepting some form of Vivos product or service. Using our treatment data to extrapolate with an assumption that 75% of 3.5 million patients are positive for OSA, we believe there are 2.6 million new OSA patients that remain to be diagnosed. Approximately half of all OSA patients are classed as moderate to severe, as such we believe a conservative number of 1.3 million new patients to be diagnosed and treated from OSA each year. As we pivot to our medical-provider focused alliance marketing and distribution model, we see our average sales price to patients to increasing to approximately $5,000. This would give us an estimated total addressable annual U.S. market (TAM) of $6.5 billion just from new adult patients with OSA. The estimated 10 million American children with OSA could add another estimated $4 billion to the TAM.

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

The Vivos Method alters the size, shape and position of the tissues that surround and define the functional space known as the upper airway. Our treatment also improves nasal breathing, reduces mouth breathing, reduces AHI scores, and generally facilitates better breathing and sleep. These statements are based on retrospective raw data with validated before and after sleep studies, rhinomanometry testing before and after treatment, Cone Beam Computerized Tomography (CBCT) scans from treating clinicians and patient testimony. As The Vivos Method treatment process progresses, the airway typically expands, with many patients reporting a significant reduction of their OSA and snoring symptoms. The primary products used in The Vivos Method are our C.A.R.E. devices - the DNA appliance®, the mRNA appliance®, and the mmRNA appliance®- each of which is a specifically designed, customized oral appliance that is worn primarily in the evening hours and overnight. The typical treatment times range from 9 to 12 months. Our appliances may require periodic adjustments, some of which can be performed by the patient and others that are typically rendered at the dental office where treatment was initiated.

Our Growth Strategy

Our goal is to be the global leader in providing a clinically effective non-surgical, non-invasive, non-pharmaceutical, and low-cost alternative for patients with dentofacial abnormalities and/or mild to severe OSA and snoring in adults. As we continue our pivot to a medical-provider focused alliance marketing and distribution model and generate revenue from MSO/DSO support services, we expect our products to be available to greater pool of OSA patients. We believe the following strategies will play a critical role in achieving this goal and in establishing more predictable and growing revenue leading, ultimately, to cash flow positive and profitable operations:

●	Expand public awareness of the life-threatening and debilitating nature of OSA and its prevalence throughout the world, while letting the world know of our proprietary and highly effective treatment as an alternative to CPAP. We actively identify and develop strategic relationships and selective acquisitions of sleep clinics throughout the country.

●	Expand the number of medical provider focused strategic marketing and sales alliances we have and cultivate active referral sources among physicians, sleep specialists, dentists and other healthcare providers. We have seven individuals within our company dedicated to cultivating referral sources for our appliances. We also have an internal group of individuals (who we refer to as our M&A Group) which is dedicated to identifying sleep centers that will be suitable candidates for the new alliance marketing and distribution model or accretive acquisition.

●	Hire and expand our employee and contract dentists and other healthcare providers in connection with our affiliation and acquisition activities throughout the United States.

●	Achieve full payment by in network major insurance carriers for Vivos Method treatment. Our BIS medical and dental billing service helps providers secure medical and dental insurance benefits, and in March 2026 we announced that SCN physician-owned professional entities, supported by our wholly-owned management services subsidiary in Nevada, have received notices of ‘in-network’ status with a number of commercial health insurance payers, along with ‘participating’ status with Medicare.

●	Lever technology and streamline service offerings to make it easier for both dental and medical professionals to interact and do business with Vivos.

●	Expand our market penetration with sleep center integration and DME distribution agreements.

●	Invest in research and development to drive innovation and expand indications.

●	Pursue strategically adjacent markets and international opportunities.

Our Revenue Model

Our revenue is currently derived from the following primary sources:

●

Diagnostic and Treatment Revenue from SCN and MSOs/DSOs. Under our new model, we generate revenue through (i) sleep testing services and (ii) via our SAMC facilities, patient customized OSA treatments (which can include, but are not limited to, treatment with The Vivos Method). Our ability to generate these revenue may be impacted by the extent to which reimbursement of OSA testing and treatment offered by our supported providers is available. All of these revenue sources have been designed to comply with applicable federal and state laws and regulations regarding the corporate practice of medicine.

●	Recurring Vivos appliance sales. Under the legacy VIP model, once we trained the VIP on how dentists can help treat OSA, the goal is to have them initiate “new case starts” with patients, which leads to sales of our appliances and tooth positioners. Under our medical-provider focused alliance marketing and distribution model, we are seeking to drive appliance sales through our distribution arrangements with sleep clinics, where the appliance is delivered by our alliance partner.

●	SleepImage HST revenue. We modified our agreement with MyCardio LLC relating to our SleepImage HST for sleep apnea, which generates revenue from our leasing of SleepImage HST ring recorders to our VIPs as part of the VivoScore Program.

●	The Vivos Institute. Our TVI provides product-specific training for the use of our products and services. Revenue from such courses is not material at the present time, but our expectation is that increased training awareness of OSA and the promotion of our products and services will be enhanced by our TVI. In our new business model, we have not utilized our TVI space to its full extent as we expected. As such, we are currently sub-leasing the facility third parties for corporate and community events until our lease expires in 2027.

●	The Airway Intelligence Service (AIS). This service provides a complete resource for VIPs to help simplify the diagnostic and appliance design matrix and expedite the treatment planning process. AIS is provided as part of the price of each appliance and is not a separate revenue stream.

●	Billing Intelligence Services (BIS). This complete third-party billing solution includes a comprehensive integrated revenue cycle management software system that allows dentists to focus on running their practice and delivering the best care for their patients. This medical billing service generates recurring subscription fees from participating VIPs and independent dentists in the United States.

●	AireO2 Patient Management Software. This management software enables healthcare professionals to diagnose, treat and monitor patients with OSA and its related conditions more effectively. Developed in collaboration with Lyon Dental, AireO2 contains features that enhance a VIP’s billing services and practice management systems. AireO2 is a complement to our BIS software system. We have discontinued deploying this software in our owned and managed sleep centers.

●	M&A Group (formerly our Medical Integration Division). In late 2020, we launched our formerly named Medical Integration Division (or MID) to assist VIP practices to establish clinical collaboration ties to local primary care physicians, sleep specialists, ear, nose a throat doctors (ENTs), cardiologists, pediatricians, pulmonologists and other healthcare providers who routinely see or treat patients with sleep and breathing disorders. Historically, the primary objective of our MID was to promote The Vivos Method to medical providers and thus facilitate the potential for additional mild to severe OSA patients gaining access to The Vivos Method while offering continuum of care. With the change in business model to focus on medical-provider marketing and distribution of Vivos products through sleep centers, the MID has been renamed the M&A Group and their mission and focus has shifted to identifying and closing strategic alliances and / or acquisitions of sleep clinics and Vivos.

●	MyoSync (formerly MyoCorrect) (Orofacial Myofunctional Therapy) Program. In March 2021, we introduced orofacial myofunctional therapy (or OMT) as a service that is part of The Vivos Method, under the name MyoCorrect. Through MyoCorrect, dentists enrolled in the VIP program and sleep clinics aligned with Vivos will have access to trained therapists who provide OMT via telemedicine technology. Our C.A.R.E. appliances are cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with positive airway pressure (PAP) and/or myofunctional therapy, as needed.

Our Competitive Strengths

We believe that our medical-provider focused strategic business model has numerous advantages over our legacy dentist-focused model that, taken together, set us apart from the competition and position us for success in the marketplace:

●	New Medical Provider-Focused Sales, Marketing and Distribution Business Model. Our new business model has the combination of Vivos’ advanced proprietary diagnostic and evidence-based treatment technology, delivered by closely aligned medical and other healthcare professionals using our state-of-the-art customized practice management and proprietary billing software and working together in a single, compliant dental service organization (DSO) and medical service organization (MSO) practice model to treat a large and growing volumes of new and existing OSA patients who seek to avoid or get off their CPAP machines. We also have an experienced group of specially trained Treatment Navigators to help educate patients. Our management team has extensive experience acquiring and operating professional practices and the proven ability to recruit, train, and manage medical and dental professionals. Finally, with our new marketing and distribution model, our unique business model can appeal and adapt to the unique needs and demands of sleep testing clinics as well as patients seeking viable non-surgical solution to their chronic mild, moderate and severe OSA.

●	Superior Economics of New Marketing and Distribution Business Model. Our medical-provider focused strategic alliance and acquisition business model allows us to expand and grow our revenues through acquisitions of, or collaborations with, medical sleep and similar healthcare practices. The vertically integrated nature of our business model minimizes costs of products as well as the unit costs associated with delivering clinical diagnostic and therapeutic care. Moreover, the co-locating of various medical, dental and other healthcare professionals keeps efficiencies high and fixed costs low. At the same time, the model allows for the full realization of revenue potential from both diagnostic and therapeutic services. We believe gross revenues per case could exceed $5,000 once all products and services are included, with high net margins.

●	Significant Barriers to Entry. We believe that third parties seeking to compete directly with us have significant barriers to entry for the following reasons: competitors must offer a treatment modality with similar features, capabilities, research support, FDA regulatory clearances, and successful clinical outcomes in the market; then develop the systems and best practices required to successfully integrate diagnosis and treatment into a single-site, high-volume medical / dental practice offering substantially all options for OSA diagnosis and treatment; and finally, provide sleep testing and treatment centers with an attractive and mutually beneficial model that meets the needs of their business as well as their patients. We believe we have strategically and effectively addressed each and every one of the aforementioned barriers to entry and thus have created a novel and compelling single-source value proposition for dentists and sleep specialists seeking to deliver a full range of OSA treatment options to their patients.

●	Vivos Method Insurance Reimbursement. Most major commercial insurance (and also Medicare for our mmRNA and Vida Sleep appliance, which we received clearance during 2021), reimburse for our adult treatment in the United States. The average level of commercial payer reimbursement is approximately 50% (with coverage ranging from 5% to 70%), although medical insurance is never a guarantee of payment, and patient deductibles and policy restrictions will vary. Medicare reimbursement for our mmRNA and Vida Sleep appliance will vary by the Centers for Medicare and Medicaid Services (CMS) jurisdiction in the U.S.

●	Body of Published Research and Strong Patient Outcomes. Together with our network of trained dentists, we have developed a body of clinical and patient data, and benefits of The Vivos Method for its registered and 510(k) cleared use, spanning over approximately ten years from nearly 75,000 patients treated with our proprietary and non-proprietary clinical treatments that demonstrates the safety, effectiveness, therapy adherence (patient compliance). The documented and reported benefits of treatment with The Vivos Method have been consistent across reports from independent dentists and have been highlighted in over 60 published studies, case reports, and articles, many of which have been peer reviewed. We believe this favorable data provides us with a significant competitive advantage and will continue to support increased adoption of the Vivos Method.

●	First Mover Advantage. Our business model is the first to focus on sleep centers screening patients for mild to severe OSA with the dentists serving as the primary source of treatment using The Vivos Method for such patients. We believe we are also the first to bring forth a go-to-market strategy that incorporates collaborating with durable medical equipment companies, medical professionals and other non-traditional healthcare providers such as chiropractors and physical therapists to expand access by patients to our products and services.

●	Novel and Differentiated products. To our knowledge, we believe only The Vivos Method offers a truly differentiated, non-invasive treatment option that actually works on a common root cause of OSA in both adults and children. We also believe that older oral appliances are typically less expensive, but do not reshape the upper airway like our C.A.R.E. appliances and therefore require nightly use over a lifetime and have a number of other disadvantages.

●	Intellectual Property Portfolio and Research and Development Capabilities. We have a comprehensive patent portfolio to protect our intellectual property and technology, three design patents that expire between 2028 and 2029 and two utility patents expiring in 2029 and 2030. We own two Canadian patents and one European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of 14 registered marks and one pending published application. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts. However, management believes that its core intellectual property goes far beyond its patent estate and is deeply embedded in the multi-disciplinary clinical diagnostic and therapeutic protocols. We believe the myriads of highly nuanced complexities and diversity with which OSA patients present effectively renders the key aspects of our technology virtually impossible to replicate or reverse engineering. For example, we know of several unsuccessful attempts to replicate our products and offer them to untrained providers at minimal cost. In every instance of which we are aware, the clinical outcomes were unsatisfactory or failed completely. The secrets of what we do are woven into how we do it, the order in which we apply certain adjunctive therapies, and also the use of uniquely designed customized oral appliances. If any one or more of those elements is missing or misapplied, results will be less than acceptable to patients.

●	Targeted Approach to Market Development. We have established a systematic and scalable approach to actively and consistently engage with U.S. sleep centers as well as U.S. and Canadian dentists.

Sales and Marketing

Prior to 2024, we directed our prospecting and marketing efforts to the dental community. Starting in 2024 and accelerating in 2025, we repositioned personnel and resources to support our medical-provider focused strategic marketing distribution and acquisition model. As part of this model, we acquired the assets of SCN to offer OSA patients a full spectrum of evidence-based treatments such as our own advanced, proprietary and FDA-cleared C.A.R.E. oral medical devices, oral appliances and additional adjunctive therapies and methods including CPAP machines. We believe this new strategic marketing and distribution model provides several advantages. First, it provides Vivos-trained providers direct access to far more OSA patients who are likely candidates for Vivos treatment. As we roll out this new model going forward, potentially thousands of patients each month could be exposed to Vivos treatment options. Second, we expect to close more cases using Vivos-trained personnel. Third, top line revenue and profit per case are expected to rise. This significantly alters the economics when compared to our prior model, increasing top-line revenues per case start by approximately 4-6 times. In summary, under our new model, we expect to present OSA Vivos treatment options to more patients, refer a higher percentage of cases into Vivos treatment, and generate more revenue and profit per case. Accordingly, we have ceased our VIP enrollments, and as a result, our in-house direct sales personnel and have asked our Practice Advisors to assume direct sales and marketing activities. Although we have seen some initial benefits from these changes, we do not yet have data to support any conclusions as to the effects of these changes overall on our revenue and potential for profit. However, we believe the potential for revenue growth from our new direct marketing distribution and acquisition model may eventually replace revenue from our legacy model of VIP enrollments and we expect higher revenue and margins.

Internationally, our efforts are primarily focused on the MENA region of the Middle East, where we have a very active international distributor, Noum, Inc. In November 2024, we conducted our first regional training in Dubai. Since then, patient interest in the region is exceeding forecasts, and we expect to continue to support our training and distribution efforts going forward. At this time, we do not have plans to continue further international expansion beyond the MENA region and will continue to focus and deploy resources primarily in the United States.

Insurance Reimbursement

Insurance reimbursement is generally available across the full spectrum of Vivos appliances. However, medical coverage and benefits are subject to medical necessity, provider credentialing, and payer guidelines. We have experienced challenges with these insurance processes in connection with establishing our SCN-related operations, causing delays in revenue generation and cash flow, and we expect to face these challenges with other sleep practices we may acquire or affiliate with.

Although medical insurance is never a guarantee of payment, the average reimbursement seen for out of network patients is approximately 50% (ranging from 5% to 70%). In-network benefits and coverage can vary widely, and are typically at a lower price when compared to out-of-network reimbursements. Benefits payable are subject to deductibles and policy limitations that may vary. A verification of benefits (VOB) is generally required for all medical policies to check for validity of billable coding for oral appliance therapy (OAT) and need for pre-authorization that may be required for reimbursement. VIPs typically remain out-of-network with commercial health insurance, but this depends on the individual practice and the commercial payer guidelines in each state. As out-of-network providers, dentists can set their own fees and balance bill the patient for the cost of care not covered by the patient’s health insurance. Although many patients pay for treatment out of pocket on a fee for service basis, the availability of health insurance coverage is an important consideration for many patients who desire treatment so that billing guidance is an important component of support provided by Vivos to VIPs and patients of sleep clinics through our emerging DSO and MSO business model.

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

To meet the billing requirements of CMS for custom mandibular advancement oral appliances, the mmRNA appliance® was developed based on the original design of the mRNA appliance. In August 2021 510(k) for Class II clearance from the FDA for the mmRNA appliance with indications to treat mild to moderate OSA and snoring in adults was approved. In November 2023, the mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed. In December 2021, the mmRNA was accepted by the CMS Pricing, Data Analysis and Coding (PDAC). This acceptance places the mmRNA device on the PDAC list of oral appliances covered by and billable to Medicare, making the benefits of the mmRNA device available to millions of Medicare beneficiaries. Notwithstanding this important achievement, in general we have found the lack of inclusion on the current CMS Medicare PDAC list does not hinder market distribution or acceptance of Vivos appliances. This is due to the fact that most dentists who work with The Vivos Method are out-of-network with commercial payers and do not typically file for reimbursement under Medicare. When Medicare reimbursement is desired by Vivos providers they are typically registered with Medicare DME as a non-participating DME supplier, allowing the provider to balance bill patients like they would when billing as an out-of- network provider to commercial policies and are not limited to accepting Medicare reimbursement rates as payment in full.

We have seen an increase in the ability for reimbursement for our other FDA registered oral appliances such as the Vivos Tooth Positioners for children and the DNA appliance for adults. During 2024, the FDA expanded the DNA’s clearance to treat children ages 6-17 for moderate to severe OSA in children with malocclusions. When preauthorizing and billing the Vivos Tooth Positioners and DNA appliances, an undefined CPT code can be utilized only when medical necessity is present and documented properly. A dentist billing an undefined CPT code for a Class I or Class II oral appliance must proceed with caution. These preauthorization and billing requirements pertain to all valid and billable codes and must be supported with documented medical necessity reviewed by the medical director at the payor before being submitted for possible reimbursement. Pre-authorization with medical review is accomplished via a “letter of medical necessity” (LMN) used to summarize and communicate the existing medical necessity. The plan’s medical director will then review the LMN, supporting clinical documentation of dentofacial abnormalities present, CT images, co-morbidities, and any other related medical conditions diagnosed by a medical doctor.

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

Importantly, in March 2026 we announced that the SCN physician-owned professional entities supported by our wholly-owned management services subsidiary in Nevada have received notices of ‘in-network’ status with a number of commercial health insurance payers, along with ‘participating’ status with Medicare. We believe this major development has the potential to positively and significantly impact patient access to OSA treatments and resulting top-line revenue and overall profitability from operations in our key treatment market of Las Vegas, NV.

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

Published Research

There are several studies in the medical literature on upper airway remodeling in pathologic conditions such as asthma, chronic obstructive pulmonary disease and similar conditions. This includes a landmark study published in October 2025 in the Journal of Clinical Medicine, titled ‘Correlation Between Severity of Obstructive Sleep Apnea and Dental Arch Form in Adults,’ demonstrated a direct and statistically significant relationship between key oral cavity dimensions, particularly intermolar width, palatal height and OSA severity.

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

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights and trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Our intellectual property is important in achieving and maintaining our position in the market. We currently own three design patents that expire between 2028 through 2029 and two utility patents expiring in 2029 and 2030. We also own two Canadian patents and a European patent that has been validated in Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Hungary, Italy and the Netherlands, all of which expire in 2029. Our U.S. trademark portfolio consists of 14 registered marks and one pending published application. Extensive online and in-person training, multiple touch point support systems, specific fabrication materials, customized appliance designs, and multi-disciplinary treatment modalities are all considered proprietary trade secrets and competitive advantages with no known counterparts.

FDA Regulatory Status

The Vivos Method offers treatment modalities that uses nonsurgical, noninvasive, and cost-effective oral appliance technology prescribed by trained dentists and medical professionals to treat dentofacial abnormalities and/or mild to severe OSA and snoring. The Vivos Method includes a customized treatment plan that may begin with a simple and easy at-home sleep apnea screening using proprietary HST technology from SleepImage. We offer three Class II devices cleared by the FDA (DNA, mRNA and mmRNA) to treat mild to severe OSA. In addition, in September 2024 the FDA granted the Vivos C.A.R.E. DNA appliance® an unprecedented clearance to treat children ages 6-17 for moderate to severe OSA with malocclusions. In addition, we offer our own specially designed pre-formed Vivos Tooth Positioners, which the FDA considers Class I orthodontic devices for tooth positioning. We also offer the Vivos Versa, and two devices that use a unilateral bite block technique, the Vivos Vida and the Vivos Vida Sleep. The regulatory status of our products is as follows:

●	A 510(k) clearance was initially granted by the FDA for our mmRNA appliance® as a Class II medical device for the treatment of jaw repositioning, snoring and mild to moderate OSA in adults. In November 2023, our mmRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

●	Prior to November 2023, our mRNA appliance® had a 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring and mild to moderate OSA in adults. In November 2023, our mRNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

●	In December 2022, our DNA appliance® received a 510(k) clearance from the FDA as a Class II medical device for the treatment of jaw repositioning snoring and mild to moderate OSA in adults. In November 2023, our DNA appliance was cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older, along with PAP and/or myofunctional therapy, as needed. During 2024, the FDA expanded the DNA’s clearance to treat children ages 6-17 for moderate to severe OSA in children with malocclusions. The DNA appliance is thus the only oral appliance in the world that has been FDA cleared to treat children with OSA.

●	Vivos Tooth Positioners are an FDA-registered Class I product for orthodontic tooth positioning. In October 2021, we announced that results from a peer-reviewed, published study by an independent dentist found a significant reduction of tooth decay in pediatric patients after undergoing treatment using our Vivos Tooth Positioners. A second study was peer reviewed and published in 2022 showing a 97.4% resolution of nocturnal enuresis (bedwetting) in children within 60 days of starting treatment with Vivos Tooth Positioners. Other papers and studies on the use of Vivos Tooth Positioners have been submitted to various journals and are awaiting acceptance and publication.

●	Vivos Vida™ is an FDA cleared appliance as an unspecified classification to treat symptoms such as migraine headache and facial muscle pain symptoms associated with TMD, and nasal dilation in children, 12 and up.

●	Vivos Vida Sleep™ is an FDA 510(k) cleared Class II for treating mild to moderate OSA in adults.

●	Vivos Versa™ is an FDA 510(k) cleared Class II device for treating mild to moderate OSA in adults.

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

During the fourth quarter of 2024, we opened our facility in Orem, Utah as an in-house manufacturer of Vivos products. Our goal is to increase profit margins and product quality with the new facility while also shortening fabrication and delivery times. As of December 31, 2025, approximately 20-30% of total appliance orders are being fulfilled by our new Orem facility.

Our Ongoing Clinical Research

We are committed to ongoing research and development, and we have and intend in the future to invest in our clinical trial work to further improve our products and clinical outcomes, increase patient acceptance and comfort and broaden the patient population that can benefit from Vivos products and technology. Currently, Vivos is sponsoring a large independent prospective pediatric trial on the clinical effects of Vivos Tooth Positioners with over 150 children currently enrolled. We expect to continue to enroll children ages 3-12 in the trial up to a total potential cohort of 500 children. We currently enroll approximately 20 new children per month. We expect to submit and publish the results of this trial by the end of 2026.

●	Daytime Nighttime Appliance (DNA) therapy for the treatment of OSA clinical trial agreement dated May 2023. The aim of this randomized clinical trial conducted with Stanford University is to investigate structural and functional effects of using the DNA appliance® in the treatment of mild to moderate OSA in adults. This study will test the hypothesis that treatment of the upper airway associated with functional improvements of sleep parameters in adults with mild, moderate and severe OSA.

●	Treatment of Sleep Disordered Breathing (SDB) with an intraoral device in a pediatric population. Reviewed by the Western Copernicus Group Institutional Review Board (WCG IRB) as non-significant controlled clinical trials, we conducted a clinical trial to evaluate the safety and efficacy of the Vivos Tooth Positioners (which in this context we call the Vivos Grow and Vivos Way appliances) to reduce sleep disordered breathing (SDB) in children, including snoring, mild to moderate OSA, and Airway Resistance Syndrome (UARS). The children ages 5-12 enrolled in this study used the Vivos Grow/Vivos Way appliance to correct orthodontic issues. The retrospective study recruited pediatric subjects who have already elected to utilize the study device for their orthodontic treatment. The study analyzed eleven symptoms of SDB from questionnaire scores of forty-four children ages from 5 to 12 in monobloc oral appliance (MOA) treatment. Findings included immediate improvement of SDB symptoms from initial visit to the endpoint at 2 to 3 months. We found immediate improvement of SDB symptoms occurred from initial visit to the endpoint at 2 to 3 months. We also found a plateau of resolving or improvement of symptoms between the 2 to 3 months endpoint and the 4-6 months endpoint, but most profoundly, there is a high probability that 90% of children in MOA therapy with Vivos Tooth Positioners will have SDB symptoms resolved or improved at the 7+ month endpoint. The most commonly observed symptoms of SDB such as snoring, mouth breathing, and bedwetting were significantly improved at the 2-to-3-month endpoint. In conclusion, with early intervention, a statistically significant impact on resolving and reducing sleep disordered breathing symptoms was achieved, ultimately improving physiological and emotional health and development of children.

●	Treatment of ADHD and other child behavioral issues. We also began a separate trial in March 2023 relating to our Vivos Tooth Positioners. The purpose of the third trial was to evaluate the improvement of ADHD related symptoms in school-aged children ages 5 to 12 in treatment with Vivos Tooth Positioners for SDB and establish a connection and treatment between children and behavior issues such as attention-deficit/hyperactivity disorder (known as ADHD), bed wetting, problems at school, crowded teeth that may be associated with lack of sleep and or teeth grinding with underdeveloped growth of the jaw and teeth positioning. Results of the study suggest that undiagnosed ADHD behaviors and symptoms among school-aged children in MOA treatment for sleep and breathing disorders improved in 4.2 months and were reported as resolved or rarely occurred (over 60%) within 15 months. The results emphasize the need to assess sleeping patterns in children before a confirmed diagnosis of ADHD, healthcare providers and insurers consider MOA as a treatment choice and creating the necessary collaborative bridge between mental health providers and dentistry.

We are aggressively pursuing head-to-head comparisons of (i) our DNA device versus tonsillectomy in pediatric OSA, and (ii) our DNA device vs. routine management of veterans with OSA and post-traumatic stress disorder with potential sites identified and preliminary work underway.

Once the current pediatric clinical trial is complete, we plan to submit a 510(k) application to the FDA requesting pediatric clearances and indications of use for the Vivos Tooth Positioners.

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

The Vivos Tooth Positioners are registered with the FDA as Class I devices for orthodontic tooth positioning. On December 30, 2022 the FDA granted 510k clearance for the DNA appliance® to treat mild to moderate obstructive sleep apnea and snoring in adults. This approval was the first time the FDA has granted such a clearance on an oral appliance with a mechanism of action other than mandibular advancement. The mRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for the treatment of snoring, and mild-to-moderate OSA in adults. The mmRNA appliance® has 510(k) clearance from the FDA as a Class II medical device for jaw repositioning, and for the treatment of snoring, and mild-to-moderate OSA in adults. In November 2023, our DNA, mRNA and mmRNA appliances were cleared by the FDA to treat moderate and severe OSA in adults, 18 years of age and older along with PAP and/or myofunctional therapy, as needed.

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

We are conducting an institutional review board (“IRB”)-approved clinical study, overseen by WIRB-Copernicus Group, Inc., titled “Treatment of Upper Airway Resistance Syndrome with an Intraoral Device in an Adult Population: A Time Series Study.” The study is designed to evaluate the safety and performance of a custom intraoral orthotic in adult patients exhibiting symptoms associated with upper airway resistance syndrome (“UARS”). The investigational device is designed to support oral positioning during use, including anterior and superior positioning of the tongue. The study is intended to assess whether use of the device is associated with changes in sleep-related parameters, airway function, and autonomic nervous system activity. Study endpoints include objective and subjective measures such as respiratory disturbance index (“RDI”), respiratory effort-related arousals (“RERAs”), inspiratory flow limitation, nasal airflow, sleep quality, and patient-reported outcomes. Additional assessments include rhinomanometry, home sleep testing, heart rate variability, and biomarkers associated with autonomic nervous system activity.

The study includes baseline, mid-intervention, and post-treatment evaluations, including certain measurements obtained both with and without the device in place. This study is exploratory in nature, and there can be no assurance that the results will demonstrate clinical benefit or support future regulatory submissions or product claims.

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

We are in the process of transitioning our FDA designation from “Spec Developer” to “Manufacturer.” We believe this transition is a significant regulatory development that will subject us to materially higher levels of FDA oversight and compliance obligations, including full compliance with the Quality System Regulation (QSR) / 21 CFR Part 820, mandatory facility registration, device listing requirements, MDR obligations, and readiness for periodic FDA inspections of our manufacturing facility in Orem, Utah. We are currently undergoing preparations for a third-party inspection and compliance readiness evaluation as a prerequisite to completing this transition. While we have implemented workflow processes, documentation procedures, and quality management systems in anticipation of this change, there can be no assurance that we will complete the transition on the timeline we currently expect, or that we will be found to be in full compliance upon inspection. Any failure to achieve or maintain manufacturer compliance could result in the FDA restricting or suspending our manufacturing operations, issuing warning letters, or requiring recalls or other corrective actions, any of which could have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — Our failure to obtain government approvals, or to comply with ongoing governmental regulations, could delay or limit introduction of our products.”

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

On February 13, 2025, Robert F. Kennedy, Jr. was sworn in as the 26th Secretary of the Department of Health and Human Services. Secretary Kennedy oversees the National Institutes of Health, the Centers for Disease Control and Prevention, the FDA, and the Centers for Medicare and Medicaid Services. The current administration has indicated a focus on investigating the root causes of chronic disease and exploring alternative healthcare delivery approaches. We are monitoring any regulatory or policy developments under the current DHHS leadership that may affect the regulatory environment for medical devices, including our products. We are also monitoring new laws and programs passed or adopted under the Trump administration, such as elements of The One Big Beautiful Bill Act of 2025, for their impact on our business. There can be no assurance that any such developments will be favorable to our business.

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

Human Capital Resources

As of December 31, 2025, we had 268 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good, but we do have a Whistleblower Hotline setup for employees to confidentially report concerns. As of December 31, 2025, no employees had used our Whistleblower Hotline. Of our current employees, approximately four are part of finance and accounting, eight are involved in senior management, three in research, development and regulatory and 253 in operations.

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

Replacement of the 2019 Stock and Option Award Plan and Adoption of the 2024 Omnibus Plan

On April 18, 2019, our stockholders approved the adoption of a stock and option award plan (the “2019 Plan”), under which 13,334 shares were reserved for future issuance for options, restricted stock awards and other equity awards. On June 18, 2020, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our common stock available for issuance thereunder by 33,334 shares of common stock such that, after amendment and restatement of the 2019 Plan, for a total of 46,667 shares of common stock available for issuance under the 2019 Plan. On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our common stock available for issuance thereunder by 80,000 shares of common stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of common stock are available for issuance under the 2019 Plan.

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. For a discussion of the 2024 Omnibus Plan, please refer to “Corporate History - Adoption of 2024 Omnibus Equity Incentive Plan” below.

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

On July 30, 2020, prior to the transfer of our corporate domicile from Wyoming to Delaware, we implemented a one-for-three reverse stock split of our outstanding common stock pursuant to which holders of our outstanding common stock received one share of common stock for every three shares of common stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to in this Annual Report on Form 10-K reflect the reverse stock split.

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

New Medical Provider-Focused Marketing and Distribution Alliance Strategy

We believe our sales, marketing and distribution pivot, which began in 2024, will be critical to our ability to drive our future revenue growth. In June 2024, as our initial entry into our new sales, marketing and distribution model, we entered into our first contractual alliance with Rebis, a sleep center operator in Colorado. Revenues from this arrangement have not developed as we had expected for many reasons beyond our control, but we learned important lessons which have led to changes to this model.

In an important milestone in our business model pivot we undertook during 2024 and 2025, on June 10, 2025, we acquired the net operating assets of SCN pursuant to the SCN Purchase Agreement whereby we agreed to purchase the net operating assets and liabilities related to SCN’s sleep testing, diagnostics, and treatment centers from SCN’s shareholders Dr. Prabhu and Lata K. Shete, M.D.

Our operational plan is driven by our deployment of our Sleep Optimization (“SO”) teams, each consisting of one nurse practitioner (or physician’s assistant) and two specially trained dentists, employed by a medical or dental professional corporation, six dental assistants, six administrative support personnel, and one treatment navigator. These SO teams can be dedicated to high demand locations or spread across multiple locations as circumstances dictate.

Based on our internal analysis and experience, we expect the economics of our Detroit SO team to be similar to the economics described above for our SO teams at SCN, except that net profit distributions from the management services entity will be paid out on a pro-rata basis (with our company receiving the supermajority share). As of this time, we do not have much operating history in the Detroit, Michigan market or with this new model. However, we believe that the overall benefit to our company of this model derives from the limited risks (as opposed to outright acquisitions) and generally low equipment and facility capital expenditures relative to the potential revenue opportunity. This model also obviates the need for us to finance the purchase and other costs associated with our acquisition model.

We believe the advantages of this new strategic marketing and distribution model are compelling. First, it provides access to far more OSA patients who are likely candidates for Vivos treatment. As we roll out this new model going forward, potentially thousands of patients each month could be exposed to Vivos treatment options. Second, we expect to close more cases using Vivos-trained and employed personnel, although our company cannot and will not exert any direct influence over the independent clinical judgment of any licensed provider. Third, top line revenue and profit per case are expected to rise. Vivos projects that each patient who signs up for Vivos treatment represents approximately $5,000 on average to top line revenue, with contribution margins of approximately 50%. This MSO/DSO management services model significantly alters the economics to our company. In summary, under our new model, we expect to present Vivos treatment to more patients, close a higher percentage of cases into Vivos treatment, and potentially generate more revenue and profit per case.

January 2023 Private Placement

On January 9, 2023, we closed a private placement (the “January 2023 Private Placement”) with an institutional investor pursuant to which we agreed sell up to an aggregate of $8,000,000 of our securities in a private placement consisting of 80,000 shares of our common stock, a pre-funded warrant to purchase up to an aggregate of 186,667 (the “January 2023 PFW”) shares of our common stock and a common stock purchase warrant to purchase up to an aggregate of 266,667 shares of our common stock (the “January 2023 Warrant”).

The January 2023 PFW entitled the holder for a period until the entirety of the pre-funded warrant was exercised, to purchase up to 186,667 shares of our common stock at an exercise price of $0.0001 per share. The January 2023 Warrant entitles the holder, for a period of five years and 6 months, to purchase one share of common stock at an initial exercise price of $30.00 per share. The January 2023 PFW was exercisable and the January 2023 continues to be exercisable on a “cashless” basis if the shares of common stock underlying such warrants are not registered for resale pursuant to an effective registration statement.

The January 2023 Warrant which remains outstanding was amended in connection with our November 2023 private placement discussed below to reduce the exercise price of the January 2023 Warrant to $3.83 per share and extended the expiration date of such warrant to November 2, 2028. The amendment also restates in its entirety the definition of “Black Scholes Value” contained in the January 2023 Warrant with the intention of eliminating an embedded derivative liability associated with such warrant.

As of the date of this Report, the January 2023 PFW was exercised in full and the January 2023 Warrant was exercised, in full, in connection with the January 2026 Inducement Transaction described below.

November 2023 Private Placement

On November 2, 2023, we closed a private placement with an institutional investor (the “November 2023 Private Placement”) pursuant to which we sold an aggregate of approximately $4,000,000 of our securities in a private placement consisting of (i) 130,000 shares of our common stock, (ii) a pre-funded warrant to purchase 850,393 shares of our common stock (the “November 2023 PFW”), (iii) a five-year Series A Common Stock Purchase Warrant to purchase up to 980,393 shares of our common stock with an exercise price of $3.83 per share (the “November 2023 Series A Warrant”) and (iii) an 18-month Series B Common Stock Purchase Warrant to purchase up to 980,393 shares of our common stock with an exercise price of $3.83 per share (the “November 2023 Series B Warrant”).

The November 2023 PFW entitled the holder, for a period until the entirety of the pre-funded warrant is exercised, to purchase up to 850,393 shares of our common stock at an exercise price of $0.0001 per share. The November 2023 PFW, the November 2023 Series A Warrant and the November 2023 Series B Warrant were all exercisable on a “cashless” basis if the shares of common stock underlying such warrants are not registered for resale pursuant to an effective registration statement.

As of the date of this Report, the November 2023 PFW has been exercised in full and the November 2023 Series A Warrant was exercised, in full, in connection with the January 2026 Inducement Transaction described below. The November 2023 Series B Warrant was amended and exercised in full in connection with our February 2024 inducement transaction discussed below.

February 2024 Warrant Exercise Transaction

On February 14, 2024, we entered into a warrant inducement letter agreement (the “February 2024 Inducement Agreement”) with an institutional investor pursuant to which the investor agreed to exercise for cash the entirety of the November 2023 Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. The February 2024 Inducement Transaction closed on February 20, 2024.

Pursuant to the February 2024 Inducement Agreement, in consideration for the immediate exercise of the November 2023 Series B Warrant in full, the Company agreed to issue to the investor, in a new private placement transaction (the “February 2024 Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (the “February 2024 B-1 Warrant”), and (ii) an 18-month, Series B-2 Common Stock Purchase Warrant to purchase 735,296 shares of our common stock at an exercise price of $5.05 per share (the “February 2024 B-2 Warrant”, and collectively, the “February 2024 Inducement Warrants” and such aggregate 1,470,592 shares of common stock underlying the Inducement Warrants, the “February 2024 Inducement Warrant Shares”). The February 2024 Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the November 2023 Series B Warrant.

As of the date of this Report, the February 2024 B-2 Warrant expired and the February 2024 B-1 Warrant was exercised, in full, in connection with the January 2026 Inducement Transaction described below.

June 2024 Private Placement and Management Services Agreement with New Seneca Partners, Inc. (“Seneca”)

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

Management Services Agreement with V-CO

Also on June 10, 2024, our company, Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (or “AIM”), and V-CO entered into a management services agreement (which we refer to herein as the “MSA”). Pursuant to the MSA, V-CO will provide certain management, consulting, and advisory services to us related to our new strategic marketing and distribution alliance.

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

As consideration for such management services, AIM has agreed to pay to V-CO for three (3) years a management fee equal to $37,500 per quarter, payable quarterly in arrears, with a minimum of $25,000 per quarter paid in cash and the remaining up to $12,500 per quarter paid in the form of cash or restricted shares of our common stock, as decided by V-CO. The value of such restricted common stock, if any, paid as part of the management fee will be calculated based upon the average 5-day closing price of the common stock ending as of the end of each applicable quarter (or, if the common stock is not then publicly listed, as determined in good faith by our Board of Directors using industry standard valuation metrics). Effective October 1, 2025, the quarterly management fee payable to Seneca was increased to $62,500.

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

The shares of the September 2024 Offering were issued pursuant to a shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the September 2024 Offering has been filed with the SEC on September 20, 2024.

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

Adoption of 2024 Omnibus Equity Incentive Plan

Our board of directors and shareholders adopted and approved on November 26, 2024, the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. On November 4, 2025, the Company conducted its 2025 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved and adopted an amendment to the 2024 Omnibus Plan to increase the number of shares of our common stock authorized to be issued pursuant to the 2024 Omnibus Plan from 1,600,000 shares to 4,100,000 shares in the aggregate. We anticipate that the 4,100,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity. The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance.

Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of December 31, 2025, we had five non-employee directors, two officers, 268 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers, ten employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our common stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of December 31, 2025, awards (in the form of options) for an aggregate of 1,110,487 shares of common stock have been issued under our 2024 Omnibus Plan.

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

The shares from the December 2024 Offering were issued pursuant to an effective resale registration statement on Form S-1 that was filed with the SEC (File No. 333-284399) on January 22, 2025 and declared effective on January 30, 2025.

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

June 2025 Private Placement

On June 9, 2025, we entered into a Securities Purchase Agreement (the “June 2025 PIPE SPA”) with V-Co 2. V-Co 2 is an affiliate of Seneca. Pursuant to the June 2025 PIPE SPA, the Company sold to V-Co 2 in a private placement offering (the “June 2025 PIPE Offering”): (i) 828,000 shares (the “June 2025 PIPE Shares”) of common stock, (ii) a pre-funded warrant to purchase 725,258 shares of common stock (the “June 2025 Pre-Funded Warrant”, with the shares of common stock underlying the Pre-Funded Warrant being referred to as the “June 2025 PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 2,329,886 shares of common stock (the June 2025 Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “June 2025 Warrants”, and with the shares of common stock underlying the Common Stock Purchase Warrant being referred to as the “June 2025 Warrant Shares”).

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

SCN Acquisition

On June 10, 2025, we acquired all of the operating assets of the SCN in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted common stock, equal to $1.3 million based on the VWAP of the common stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to us as part of the acquisition of SCN. Pending the achievement of an agreed to financial milestone, we will pay to Prabhu Rachakonda, M.D., SCN’s principal owner (“Dr. Prabhu”) a contingent “earn out” consideration in the form of restricted common stock equal to $1.5 million based on the VWAP of the common stock for the 30 days following the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles. See Note 3 for further information.

June 2025 Streeterville Note

On June 9, 2025, concurrently with the SCN Acquisition, the Company entered into a Note Purchase Agreement (the “Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the “Streeterville Note”) in the original principal amount of $8,250,000 (the financing as described herein, the “Streeterville Note Financing”). The principal amount of the Streeterville Note includes an original issue discount of $675,000. The Company also agreed to pay $50,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was added to the Principal Amount, resulting in a purchase price of for the Streeterville Note and gross proceeds to the Company of $7,500,000 received by the Company. The Streeterville Note is not convertible into shares of common stock or otherwise.

The Streeterville Note accrues interest at a rate of nine percent (9%) per annum and has a maturity date of eighteen (18) months from the issuance of the Streeterville Note, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. The Company used net proceeds from the Streeterville Note Financing for funding the cash portion of the SCN Acquisition purchase price and to support the Company in connection with the SCN Acquisition. No placement agent was used in connection with the Streeterville Note Financing.

The Streeterville Note is secured by all of the tangible and intangible assets of AIM pursuant to that certain Security Agreement, dated June 9, 2025, between AIM and Streeterville The Company has also pledged the entirety of AIM’s membership interests to Streeterville as collateral for the Loan pursuant to that certain Pledge Agreement dated June 9, 2025, between the Company and Streeterville and caused AIM to enter into the Guaranty Agreement, dated June 9, 2025, in favor of Streeterville to respectively secure the performance of the Company and provide a guarantee of the Company’s obligations to Streeterville under the Streeterville Note and the other transaction documents.

Commencing six (6) months after the date of issuance of the Streeterville Note and at any time thereafter until the Streeterville Note is paid in full, Streeterville will have the right to redeem up to $550,000 of the principal amount of the Streeterville Note per calendar month. The Company must pay the redeemed amount in cash within three (3) trading days of receiving a redemption notice. The Company may prepay all or any portion of the outstanding balance of the Streeterville Note. If the Company elects to prepay the Streeterville Note in part within one hundred twenty (120) days from the issuance of Streeterville Note, the Company will be required to pay to Streeterville an amount in cash equal to one hundred and seven percent (107%) of the portion, or a prepayment premium, of the outstanding balance the Company elects to prepay. Notwithstanding the foregoing, the prepayment premium shall not apply to any outstanding balance of the Streeterville Note that the Company elects to prepay on or after the one hundred twenty (120) days after the issuance of the Streeterville Note. Additionally, if the Streeterville Note remains outstanding on the one hundred twenty (120) days from the anniversary of the issuance, the Company will incur a one-time monitoring fee equal to the difference between (i) the outstanding balance of the Streeterville Note divided by 0.85 (as minuend), and (ii) the outstanding balance of the Streeterville Note (as subtrahend), which fee will be added to the principal amount of the Streeterville Note if incurred.

The Streeterville Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants as specified in the Streeterville Note, failure to obtain prior written consent from Streeterville on a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company) undertaken by the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of certain events of default related to the occurrence of a bankruptcy, insolvency or similar event affecting the Company, the outstanding principal amount of the Streeterville Note will become automatically due and payable. Additionally, upon the occurrence of any events of default, interest shall begin accruing on the outstanding balance of the Streeterville Note from the date of the event of default equal to the lesser of twenty-two percent (22%) per annum and the maximum rate allowable under law.

December 2025 Avondale Note

On December 5, 2025, we entered into a Note Purchase Agreement (the “Avondale Note Purchase Agreement”) with from Avondale Capital, LLC, a Utah limited liability company (“Avondale”), pursuant to which the Company issued and sold to Avondale a Promissory Note (the “Avondale Note”) in the original principal amount of $2,093,340 (the financing as described herein, the “Avondale Note Financing”). The principal amount of the Avondale Note includes an original issue discount of $587,340. The Company also agreed to pay $6,000 to Avondale to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was added to the principal amount of the Avondale Note, resulting in a purchase price of for the Avondale Note and gross proceeds to the Company of approximately $1,500,000 received by the Company. The Avondale Note is not convertible into shares of common stock or otherwise. Avondale is an affiliate of Streeterville.

The Avondale Note does not bear interest and no interest will accrue on the Avondale Note unless an event of default occurs as further described below. The Company will make weekly payments of $69,778 beginning from December 12, 2025 until the Avondale Note is paid in full. The Company may prepay the outstanding amount due under the Avondale Note at any time without penalty. If the Company prepays the Avondale Note in full by January 4, 2026, the outstanding balance of the Avondale Note will be automatically reduced by $286,140. The Company intends used the net proceeds from the Avondale Note Financing for working capital and other general corporate purposes. No placement agent was used in connection with the Avondale Note Financing.

The Avondale Note is unsecured. In connection with the Avondale Note Financing, the Company has caused Company’s wholly-owned subsidiary, AIM to enter into the Guaranty Agreement, dated December 5, 2025, in favor of Avondale to provide a guarantee of the Company’s obligations to Avondale under the Avondale Note and the other transaction documents.

The Avondale Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants as specified in the Avondale Note, failure to obtain prior written consent from Avondale on a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company) undertaken by the Company, a material breach of covenants or other terms in any financial or material agreements between the Company and Avondale or its affiliate (which includes Streeterville), and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of any events of default, interest shall begin accruing on the outstanding balance of the Avondale Note from the date of the event of default equal to the lesser of eighteen percent (18%) per annum and the maximum rate allowable under law. Additionally, upon the occurrence of certain events of default related to the occurrence of a bankruptcy, insolvency or similar event affecting the Company, the outstanding principal amount of the Avondale Note will become automatically due and payable.

“At-the-Market” Equity Offering

As previously reported on a Current Report on From 8-K filed on February 14, 2025 (the “February 8-K”), on February 14, 2025, pursuant to a prospectus supplement to the Company’s previously filed shelf registration statement on Form S-3 (File No. 333-262554) (the “Prior Shelf Registration”), the Company entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with HCW, pursuant to which the Company may offer and sell shares of common stock from time to time through HCW. The Company did not sell any shares of common stock under the Prior Shelf Registration pursuant to the ATM Sales Agreement.

On September 12, 2025, we filed a prospectus supplement (the “ATM Pro Supp”) with the SEC pursuant to which we may continue, under the ATM Sales Agreement, to sell, from time to time, up to an aggregate sales price of $5,830,572 of common stock (the “ATM Shares”), through HCW as sales agent. HCW will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds of each sale of Shares. In connection with the sale of our ATM Shares on our behalf, HCW will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of HCW will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to HCW with respect to certain liabilities, including liabilities under the Securities Act.

The offer and sale of the ATM Shares have been made pursuant to a shelf registration statement on Form S-3 (File No. 333-284834), as amended (the “New Shelf Registration”), initially filed by the Company with the SEC on February 11, 2025 and declared effective by the SEC on September 10, 2025, as supplemented by the ATM Pro Supp filed with the SEC pursuant to Rule 424(b) under the Securities Act.

During the twelve month period ended December 31, 2025, the Company sold an aggregate of 1,770,021 ATM Shares at an average price of $3.05 per share through the ATM Sales Agreement, resulting in proceeds of $2.4 million net of commissions. Under the ATM Offering, $2,782,265 million shares of common stock remain available for future sales as of December 31, 2025; however, the Company is not obligated to make any sales under this program.

January 2026 V-Co Investors 3 LLC Note

On January 15, 2026, we entered into an unsecured convertible promissory note in favor of V-Co Investors 3 LLC (“V-Co 3”) in the maximum principal amount of up to $5,500,000 (the “V-Co 3 Note” and the maximum principal amount, inclusive of the original issuance discount described below, the “Maximum Principal”). V-Co 3 is an affiliate of Seneca.

The purpose of the V-Co 3 Note is to provide advanced funding and support to the Company in connection with a proposed equity financing of the Company in the aggregate amount of up to $5,500,000 (the “Subsequent Financing”).

On January 15, 2026, V-Co funded an initial $900,000 to the Company under the V-Co 3 Note. At any time until the close of business day on February 16, 2026, or the “Outside Date”, V-Co shall advance funds and confirm such amount in advance to the Company, up to the Maximum Principal. The Maximum Principal shall include a ten percent (10%) original issuance discount of the aggregate Maximum Principal as a financing fee to V-Co 3.

The V-Co 3 Note does not bear any interest, except in the case of an event of default, which is defined as (i) the Company fails to pay the principal or any accrued interest under the V-Co 3 Note on demand, (ii) the Company fails to observe or perform any other material covenant, obligation, condition or agreement in any material respect contained in the V-Co 3 Note, (iii) the Company’s voluntary bankruptcy or (iv) an involuntary bankruptcy is commenced against the Company. Upon the occurrence of any event of default, interest shall accrue on the V-Co 3 Note at a rate equal to fifteen percent (15%) per annum and shall be computed on the basis of a 365-day year.

In the event of a Subsequent Financing prior to the Outside Date, all principal under the V-Co 3 Note shall automatically convert dollar-to-dollar, without any further action required on the part of V-Co or the Company, into such equity instruments of the Company as are issued in the Subsequent Financing. The Subsequent Financing may, but is not required to be, led by V-Co. Following the Outside Date, the Company may repay all or any portion of the outstanding principal amount and any accrued interest of the V-Co 3 Note in whole or in part without penalty.

On March 31, 2026, we entered into an equity financing with V-Co 3 and accordingly, $1,400,000 of the V-Co 3 automatically converted into such equity financing. For more information, please refer to “March 2026 PIPE Offering” below.

January 2026 Warrant Inducement

On January 15, 2026, we entered into a warrant inducement letter agreement with the Holder (the “Inducement Agreement”) pursuant to which the Holder agreed to exercise for cash the entirety of the Warrants at a reduced exercise price of $2.34 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to us of approximately $4.6 million. The resale of the shares of common stock underlying the Warrants have been registered pursuant to a Post-Effective Amendment to Form S-1 on a Registration Statement on Form S-3 (File No. 333-278564), which became effective with the Securities and Exchange Commission (“SEC”) on January 7, 2026.

Pursuant to the Inducement Agreement, in consideration for the immediate exercise of the Warrants in full for cash, we agreed to issue to the Holder, in a private placement transaction: (i) a five-year, Series A Common Stock Purchase Warrant to purchase up to 1,982,356 shares of common stock at an exercise price of $2.09 per share, and (ii) a 24-month, Series B Common Stock Purchase Warrant to purchase up to 1,982,356 shares of common stock at an exercise price of $2.09 per share (collectively, the “Inducement Warrants” and such aggregate 3,964,712 shares of common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”). The Inducement Warrants are identical to each other, other than their dates of expiration and the absence of a “Black-Scholes put right” in the Series B Inducement Warrant.

The transactions contemplated by the Inducement Agreement (the “Inducement Transaction”) closed on January 20, 2026. We intend to use these net proceeds received from the Inducement Transaction for general working capital and general corporate purposes.

H.C. Wainwright & Co., LLC (“Wainwright”) acted the Company’s exclusive placement agent in connection with the Inducement Transaction. Pursuant to the Engagement Agreement dated May 2, 2024, as amended on August 2, 2024, December 22, 2024, February 7, 2025, April 5, 2025 and May 23, 2025 between Wainwright and the Company, the Company paid Wainwright (i) a cash fee equal to 7.0% of the gross proceeds received by the Company in the Inducement Transaction, (ii) issued to Wainwright or its designees warrants to purchase 138,765 shares of common stock representing 7.0% of the shares of common stock underlying the Inducement Warrants (the “Placement Agent Warrants”), (iii) paid Wainwright a management fee of 1.0% of the aggregate gross proceeds of the Inducement Transaction, and (iv) reimbursed Wainwright for certain expenses. The terms of the Placement Agent Warrants are substantially identical to the Series A Common Stock Purchase Warrant, except that the exercise price of the Placement Agent Warrants is $2.925 per share of common stock.

March 2026 PIPE Offering

On March 31, 2026, the Company entered into a Securities Purchase Agreement (the “March 2026 PIPE SPA”) with V-Co 3.

Pursuant to the March 2026 PIPE SPA, the Company sold to V-Co 3 in a private placement offering (the “March 2026 PIPE Offering”): (i) 1,353,625 shares (the “March 2026 PIPE Shares”) of common stock, (ii) a pre-funded warrant to purchase 429,957 shares of common stock (the “March 2026 Pre-Funded Warrant”, with the shares of common stock underlying the Pre-Funded Warrant being referred to as the “March 2026 PFW Shares”), (iii) a Series A Common Stock Purchase Warrant (the “March 2026 Series A Warrant”) to purchase up to 1,783,582 shares of common stock and (iv) a Series B Common Stock Purchase Warrant to purchase up to 1,783,582 shares of common stock (the “March 2026 Series B Warrant”, and together with the Series A Warrant, the “March 2026 Common Stock Purchase Warrants”, and together with the Pre-Funded Warrant, the “March 2026 Warrants”, and with the shares of common stock underlying the Common Stock Purchase Warrants being referred to as the “March 2026 Warrant Shares”).

V-Co 3 paid a purchase price of $1.34 for each March 2026 PIPE Share and March 2026 Pre-Funded Warrant Share and associated March 2026 Common Stock Purchase Warrants, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The March 2026 PIPE Offering closed on March 31, 2026. The Company received $850,000 in cash proceeds upon the closing of the March 2026 PIPE Offering. Additionally, $1,400,000 previously funded by V-Co 3 under the V-Co 3 Note automatically converted into the PIPE Offering. The gross proceeds funded under the V-Co 3 Note exclude an original issue discount of $140,000 paid by the Company in connection with previous funding under the V-Co 3 Note. The Company expected to use the net proceeds from the March 2026 PIPE Offering for general working capital purposes. No placement agent was used in connection with the March 2026 PIPE Offering.

Both March 2026 Common Stock Purchase Warrants have an exercise price of $1.09 per share and became exercisable immediately as of the date of issuance. The March 2026 Common Stock Purchase Warrants are identical to each other, other than their dates of expiration (the March 2026 Series A Warrant has a term of two years and the March 2026 Series B Warrant has a term of five years). The March 2026 Pre-Funded Warrant has a term ending on the complete exercise of the March 2026 Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The March 2026 Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations preventing Seneca or its affiliates from exercising March 2026 Warrants if such exercise would result in Seneca or its affiliates from owning in excess of 19.99% of the then outstanding common stock.

The terms of the March 2026 PIPE SPA require the Company to file a registration statement on Form S-3 or other appropriate form registering the March 2026 PIPE Shares, the March 2026 PFW Shares and the March 2026 Warrant Shares (collectively, the “March 2026 Registerable Securities”) for resale no later than 45 days of the closing of the March 2026 PIPE Offering and to use commercially reasonable best efforts to cause such resale registration statement to be effective within 90 days of the closing of the March 2026 PIPE Offering. The Company must also use its commercially reasonable efforts to keep such resale registration statement continuously effective (including by filing a post-effective amendment to such resale registration statement or a new registration statement if such resale registration statement expires) for a period of three (3) years after the date of effectiveness of such resale registration statement or for such shorter period as such securities no longer constitute March 2026 Registrable Securities, subject to certain limitations specified in the March 2026 PIPE SPA.

The March 2026 PIPE SPA further provides that the Company shall pay V-Co 3 in the amount equal to $50,000 for the fees and expenses of V-Co 3’s counsel incurred in connection with the March 2026 PIPE Offering. The March 2026 PIPE SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-Co 3.

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

Risks Related to Our Business and Industry

Our business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with both current performance and future prospects. Moreover, we have recently made significant strategic, operational and staffing changes to our business, and it is impossible to know how or if such changes will increase future revenue and earnings.

Our business was formed only in 2016, and therefore there is limited historical data on which to evaluate our company. This is particularly true because our VIP-focused business model only commenced in mid-2018. Furthermore, since the roll out of our VIP-focused business model, we have continued to refine or alter our strategies, including in 2024 to reduce our reliance on VIP enrollment revenue and instead pursue marketing and distribution alliances with, or acquisitions of, medical sleep clinics and other medical providers. The 2024 pivot in our business model was accompanied by significant strategic, financial, operational and staffing changes to our business, which we have continued to refine as we progress. Therefore, there is very limited and evolving or differing historical operating data on which to evaluate the results of and prospects for our current business model. Moreover, given that our medical-focused sales, marketing and distribution model is at its early stages, it is impossible to know with any certainty whether this new model will increase our revenues or ultimately lead to profitability.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

Since our inception, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2025 and 2024, we reported net losses of $21.2 million and $11.1 million respectively, and negative cash flow from operating activities of $15.3 million and $12.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $125.4 million and ended the period with approximately $2.0 million in cash and cash equivalents. As of December 31, 2025, we had total liabilities of approximately $26.7 million. We anticipate that we will continue to report losses and negative cash flow until we can substantially increase our revenues, which we may be unable to do. There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

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

Additionally, beginning in 2022 we have periodically reduced staff and eliminated or renegotiated certain vendor contracts, strategically reorganized our business and revamped our business model. Further such steps, or even more, may be required before management is satisfied that we are positioned to succeed or even survive, and there is a risk that we will be unable to implement cost-cutting programs effectively.

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

Furthermore, in 2022 we did not put the appropriate resources in place to be able to identify technical accounting issues and perform review functions appropriately related to revenue recognition. Material errors were identified in our ability to determine that its existing revenue recognition policy was consistent with the guidance in ASC 606. After analyzing contracts using the five-step process in ASC 606, we have determined that for both VIP enrollment contracts and Orofacial Myofunctional Therapy (MyoSync), modifications to our revenue recognition policies were required in order to identify the performance obligations and recognize the revenue as the performance obligations are satisfied or over the customer life as applicable.

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

For the year ended December 31, 2023, we began to implement a remediation plan to address the material weakness derived from the deficiencies and errors noted above. While we believe that at December 31, 2023, we had taken great strides to complete the full remediation of all of our internal control deficiencies and associated material weakness by undertaking the plan described in Item 9A of this Report, we believe our additional review and testing in 2024 had cured and fully remediated the material weakness as of December 31, 2024.

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

Readers are advised that notwithstanding our management’s assessment that our internal controls were effective as of December 31, 2025, such assessment does not mean our internal controls are free from any significant deficiencies or do not require any improvement.  As our business has evolved, most notably through the acquisition of the operating assets of SCN in 2025, we have faced new accounting challenges, including those relating to integrating SCN’s operations into our own and properly accounting for revenues generated through SCN.  As we look to replicate acquisitions like SCN and our MSO/DSO support model in order to grow our business, we will need to continue to evolve and improve our accounting controls and procedures. These efforts have taken, and will continue to take, material time and resources, and we may be unable to undertake such efforts effectively.

We expect to derive a substantial portion of our prospective future revenue from sales of our appliances and treatment pursuant to our new strategic alliance and acquisition models, which leaves us reliant on the commercial viability of The Vivos Method and other associated products and services.

Currently, our primary product is The Vivos Method, inclusive of MyoSync and our SleepImage HST. Our secondary source of revenue is our clinical training and practice support programs, including Billing Intelligence Services and Airway Intelligence System. We expect that sales of the component aspects of The Vivos Method and our services to our VIPs and affiliated sleep centers related to the use of such treatments will account for a significant majority of our prospective revenue for the foreseeable future. We currently market and sell our appliances (which are central to The Vivos Method) primarily in the United States and Canada, with a very limited presence in Australia. The Vivos Method is different from current surgical and non-surgical treatments dentofacial abnormalities and/or mild to severe OSA and snoring, therefore we cannot assure you that dentists and sleep clinics in corroboration with physicians will use The Vivos Method or become VIPs or strategic alliance partners, and demand for The Vivos Method may decline or may not increase as quickly as we expect. Also, we cannot assure you that The Vivos Method will compete effectively as a treatment alternative to other more well-known and well-established therapies, such as CPAP, mandibular advancement, or palatal surgical procedures. The Vivos Method currently represents our primary product, and since our VIP program has historically been, but is no longer, our primary means of commercialization, however, we are reliant on the level of recurring sales using The Vivos Method treatment and decreased or lower than expected sales to and maintenance of VIPs or sleep centers would cause us to lose all or substantially all of our revenue.

A material portion of our future revenue is expected to derive from sales of our appliances and other closely related diagnostic and therapeutic services to patients through dentists and other medical professionals, who are part of various Vivos-supported Medical and Dental Service Organizations (MSOs / DSOs) which we intend to form in various states, and which leave us reliant on our ability to establish, staff, and operate such operations successfully across diverse and geographically dispersed markets.

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

Our limited history of sales of The Vivos Method, together with our history of losses, make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. Our valuation and the price of our securities will likely fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	our inability to attract demand for and obtain acceptance of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to severe OSA and snoring by both medical professionals and their patients;

●	the success of alternative therapies and surgical procedures to treat individuals, and the possible future introduction of new products and treatments;

●	our ability to design, implement and as necessary modifying product pricing programs for existing VIPs;

●	the success of our sleep centers and other sleep centers we operate in a strategic alliance model, which are dependent on patient volume, insurance reimbursement rates, provider credentialing timelines, staff recruitment and retention, the time required for each Sleep Optimization team to reach full operational capacity, and other factors beyond our control;

●	the expansion and rate of success of our marketing and advertising efforts to both consumers and dentists as well as other medical professionals, and the rate of success of our direct sales force in the United States and internationally;

●	Failure of third-party contract manufacturers to deliver products or provide services in a cost effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future clinical studies, and the possibility that the results of any future study may be adverse to our product and services, or reveal some heretofore unknown risk to patients from treatment in The Vivos Method; the failure by us to make professional presentation and publication of positive outcomes data from these clinical studies, and the increased adoption of The Vivos Method by dentists as a result of the data from these clinical studies;

●	actions relating to ongoing FDA compliance;

●	the size and timing of orders from dentists and independent distributors;

●	our ability to obtain reimbursement for The Vivos Method (i.e., billable oral appliances and orofacial myofunctional therapy) in the future from third-party healthcare insurers;

●	the willingness of patients to pay out-of-pocket for treatment in The Vivos Method in the absence of reimbursement from third-party healthcare insurers, for; decisions by one or more commercial health insurance companies to preclude, deny, limit, reduce, eliminate, or curtain reimbursement for treatment in whole or part by The Vivos Method;

●	unanticipated delays in the development and introduction of our current and future products and/or our inability to control costs;

●	the effects of global or local pandemics or epidemics and governmental responses, such as COVID-19;

●	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing treatments for mild to severe OSA, as well as seasonal fluctuations resulting from adverse weather conditions, earthquakes, floods or other acts of nature in certain areas or regions that result in power outages, transportation interruptions, damages to one or more of our facilities, food shortages, or other events which may cause a temporary or long-term disruption in patient priorities, finances, or other matters; and

●	general economic conditions as well as those specific to our customers and markets.

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

Our business and results of operations may be impacted by the extent to which patients using The Vivos Method achieve adequate levels of third-party insurance reimbursement, or the extent to which third party patient financing is available.

Whenever practical, The Vivos Method is paid for primarily out-of-pocket by patients, with any available health insurance coverage being reimbursed if and as paid at a later date, where the patient is being treated for dentofacial abnormalities and/or mild to severe OSA.

The cost of treatments for dentofacial abnormalities and/or mild to severe OSA, such as CPAP, and most surgical procedures generally are covered and reimbursed in whole or part by third-party healthcare insurers. The Vivos Method is a customized protocol often combined with custom oral appliance therapy, some of which currently qualify for reimbursement. Our ability to generate revenue from additional sales of The Vivos Method for the treatment of dentofacial abnormalities and/or mild to severe OSA, as well as our potential revenues from MSO/DSO support fees, may be materially limited by the extent to which reimbursement of The Vivos Method or other treatments and testing offered by our supported providers is available in the future. In addition, third-party healthcare insurers are increasingly challenging the prices charged for medical products and procedures. If we are successful in our efforts to obtain reimbursement for the billable procedures within The Vivos Method or otherwise impacting our business, any changes in this reimbursement system could materially affect our ability to continue to grow our business.

Medical coverage and benefits are subject to medical necessity, provider credentialing, and payer guidelines. We have experienced challenges with these insurance processes in connection with establishing our SCN-related operations, causing delays in revenue generation and cash flow, and we expect to face these challenges with other sleep practices we may acquire or affiliate with.

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

Our products are currently recommended only by a relatively small minority of medical sleep specialists, who are integral to the diagnosis and treatment of sleep breathing disorders. Accordingly, our ability to scale our business is thus highly dependent on the expansion of qualified medical sleep specialists who will support and recommend the Vivos Method to their patients.

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

The misrepresentation, misuse or off-label use of The Vivos Method or other Vivos products and services could result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

We train our marketing personnel and direct sales force to not promote the oral appliances of The Vivos Method for uses outside of the FDA-cleared indications for use, known as off-label uses. We cannot, however, prevent a medical professional from using our appliances off label when, in their independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury or other side effects to patients if physicians misrepresent, misuse or attempt to use our appliances and associated treatments off label. Furthermore, the use of our appliances and associated treatments for indications other than those cleared by the FDA or cleared by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

We have engaged in and will continue to pursue acquisitions of, or affiliations with, medical or dental practices or complementary businesses or technologies, which could divert the attention of management, and which may not be integrated successfully into our existing business.

We have engaged in and will continue to pursue acquisitions of medical or dental practices or other complementary businesses or assets as well as licenses of technology to, among other things, expand our marketing and distribution model and the scope of products and services we provide. For example, in February 2023, acquired certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. Moreover, the acquisition of medical or dental practice implicates complicated healthcare laws which will need to be navigated. The acquisition and integration of another business or technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating an acquired business or technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

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

We depend on certain key personnel.

We substantially rely on the efforts of our current senior management, including our Chief Executive Officer, R. Kirk Huntsman, our Chief Financial Officer, Brad Amman, Susan McCullough, our EVP of Operations, and Michael Bruhn, our EVP of Operations, East Coast, among others. Our business would be impeded or harmed if we were to lose their services. In addition, if we are unable to attract, train and retain highly skilled technical, managerial, product development, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

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

To expand our medical provider-focused marketing and distribution model, achieve increased revenue levels, complete clinical studies and develop future products, we believe that we will be required to periodically expand our operations, particularly in the areas of sales and marketing, clinical research, reimbursement, research and development, manufacturing and quality assurance. As we expand our operations in these areas, management will face new and increased responsibilities. To accommodate any growth and compete effectively, we must continue to upgrade and improve our information systems, as well as our procedures and controls across our business, and expand, train, motivate and manage our work force. Our future success will depend significantly on the ability of our current and future management to operate effectively. Our personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to effectively manage our expected growth, this could have a material adverse effect on our business, financial condition and results of operations.

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

We have received an FDA warning letter in the past when such a letter was received by our subsidiary BioModeling Solutions, Inc. (“BioModeling” or “BMS”) in January 2018 following a routine FDA audit. In its letter, the FDA noted matters such as inadequate documentation of certain FDA-required procedures, not keeping certain records and materials in paper format and in triplicate, and using certain descriptive words and phrases on its website and in marketing materials that were unapproved in advance by FDA. We believe these issues have been resolved as the FDA notified the Company in 2022 that the Warning Letter had been resolved. Since that time, we have enhanced our quality systems, policies, and procedures designed to support ongoing compliance. In a subsequent FDA inspection in 2024, the agency issued a single observation and did not cite any repeat observations related to those matters. We remain subject to ongoing FDA oversight, and there can be no assurance that future inspections will not identify additional issues.

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

Our medical-provider focused alliance marketing and distribution model under which will seek to acquire or create alliances with healthcare providers, may implicate federal and state laws involving the practice of medicine and related anti-kickback and similar laws.

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

Risks Related to Our Acquisition of the Sleep Center of Nevada (“SCN”)

In 2024 and 2025, we worked to pivot our sales, marketing distribution model, including via the acquisition of the Sleep Center of Nevada (the “SCN Acquisition”). However, we have limited experience operating this business model, and it may not produce the benefits we anticipate. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

In June 2025, we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers, of SCN. The SCN Acquisition marked the completion in a pivot to our sales, marketing distribution model for our innovative OSA appliances. Under the new model, SCN will provide sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and consulting revenues, representing new higher margin revenue streams for us, as well as potential Vivos appliance sales revenue from SCN. We are exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues.

We are placing significant emphasis on establishing and growing this new model as means of increasing our revenue. However, we have limited operating history associated with this business model. Our prior collaboration with Rebis Health in Colorado entered into in 2024 has not met our expectations and differed materially from the SCN Acquisition in that we did not have adequate control over patient processing, systems and protocols, dentist hiring and management, staff hiring and management, patient education, hours of operation, or medical provider training and education. As a result, the Rebis Health collaboration has not benefited us as we had anticipated. There is therefore a lack of information for you to evaluate our future prospects utilizing this business model.

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

Additionally, if the benefits of the SCN Acquisition or similar acquisitions or collaborations we may undertake do not meet the expectations of our shareholders, the market price of our securities may decline. Fluctuations, including declines, in the price of our common stock could contribute to the loss of all or part of your investment. Certain factors, including, but not limited to, the factors listed below could have a material adverse effect on the price of our common stock:

●	actual or anticipated fluctuations in financial results post-SCN-Acquisition or following the execution of similar transactions;

●	changes in the market’s expectations about our operating results post-SCN-Acquisition or following the execution of similar transactions;

●	announcements of technological innovation, or new products, by our competition; and

●	the success of our competitors.

As such, no assurances can be given that the SCN Acquisition or similar transactions will benefit our operating results or stock price.

We have incurred substantial indebtedness in connection with financing the SCN acquisition, the cost of servicing that debt could adversely affect our business, financial condition, and results of operation, and we may not be able in the future to service that debt.

Concurrently with the SCN Acquisition, we entered into a Note Purchase Agreement with Streeterville, pursuant to which we issued and sold to Streeterville a Secured Promissory Note in the original principal amount of $8,250,000 (the “Streeterville Note”). The Streeterville Note is secured by our wholly-owned subsidiary AIM, which manages SCN in accordance with the corporate practice of medicine. The Company has also pledged the entirety of AIM’s membership interests to the Streeterville as collateral for the Streeterville Note pursuant and caused AIM to provide a guarantee of our obligations to the Streeterville under the Streeterville Note and the other transaction documents.

Our ability to make scheduled payments under the Streeterville Note or any alternative debt financing arrangements we may enter into in connection with our growth strategy to acquire additional medical sleep practices will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some or all of which are beyond our control. The indebtedness we incurred in connection with the SCN Acquisition will require us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. There can be no assurance that our business, inclusive of SCN, will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our business, financial condition, and results of operations could be adversely affected.

Integrating SCN’s operations may be more difficult, costly, or time-consuming than expected.

The ongoing integration of Vivos and SCN could result in the disruption of our ongoing business, and inconsistencies in standards, controls, procedures, policies and insurance coverage that adversely affect our ability to maintain relationships with patients and employees or achieve the anticipated benefits of the SCN Acquisition. As with any acquisition, there also may be disruptions that cause us to lose patients or cause patients to elect alternative form of sleep treatment. We may also face other unintended consequences from the SCN Acquisition (including adverse effects on our business reputation, supply chain issues, and similar matters) that that could have a material adverse effect on our results of operations, financial condition and stock price.

If our contractual arrangements between Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly-owned subsidiary of the Company (“AIM”) and our physicians at SCN are found to constitute the improper rendering of medical services or to violate corporate practice of medicine or dentistry or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

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

Changes in the structure and payment rates under private insurance, Medicare, Medicaid or other non-Medicare government-based programs or payment rates related to our business could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our business and the medical practices we manage are labor intensive. Our inability to recruit qualified talent, including but not limited to sufficient numbers of dentists, physicians, nurse practitioners, or other clinical support personnel and manage labor costs or shortages could result in significant increases in our operating costs, decreases in productivity, and disruptions in our business operations.

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

Risks Related to Our Securities Generally

We have issued a large number of shares of common stock and warrants to purchase common stock in connection with financing activities. Substantial future sales of such shares of our common stock could cause the market price of our common stock to decline or have other adverse effects on our Company.

Since the January 2023 Private Placement, we have issued a large number of shares of common stock and warrants to purchase shares of common stock in connection with financing activities. Most of those shares have been registered for resale pursuant to registration statement filed by us with the SEC, including the shares of common stock underlying warrants and certain of those shares of common stock may currently be sold by holders, pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”). When these shares of common stock are sold by the holders, either pursuant to an applicable registration statement or pursuant to Rule 144, thereafter will become freely tradable. Sales of a substantial number of these shares in the public market, or the perception that these sales might occur, could depress the market price of our common stock or cause such market price to decline significantly. Such sales or the perception that such sales might occur could also impair our ability to raise capital through the sale of additional equity securities. We are unable to predict with any certainty the effect that such sales, or the perception that such sales may occur, or may have on the prevailing market price of our shares of common stock or other adverse impacts that this situation could have on our company.

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

Our failure to meet the continuing listing requirements of The Nasdaq Capital Market, including the minimum stockholders’ equity requirement and minimum bid price requirements, could result in a delisting of our securities.

If we fail to satisfy the continuing listing requirements of Nasdaq, such as the corporate governance, $2.5 million minimum stockholders’ equity (the “Equity Requirement”) or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. Given that our stockholders’ equity at December 31, 2025 was less than $2.5 million, we are presently not in compliance with the Equity Requirement. We are seeking to regain compliance by raising new funding in the form of equity and reducing costs. However, we will be faced with delisting proceedings which will distract management and cost resources to remedy,

A delisting of our common stock from Nasdaq for any would very likely (i) damage our reputation, (ii) make it more difficult to manage our business and raise necessary capital, (iii) have a negative effect on the price of our common stock and (iv) impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting scenario, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Readers should be aware that we have a history of challenges in maintaining compliance with the Nasdaq’s continuing listing requirements. During 2022, we received two notices from Nasdaq informing us of our failure to comply with two continuing Nasdaq listing requirements: failure to timely file our reports with the SEC, and failure to achieve the Nasdaq minimum bid price for 30 consecutive trading days. While both of these deficiencies were cured by January 2023, we became subject to additional delisting from Nasdaq during 2023, one for failure to meet the minimum bid requirement and the other for failing to meet the Equity Requirement.

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

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the Equity Requirement, which included raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. These conditions include providing an update as to our plan to regain compliance with the Equity Requirement as well as demonstrating compliance by March 19, 2024. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. On May 6, 2024, we received written notice from the Nasdaq staff indicating that the Company had regained compliance with the Equity Requirement.

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

On June 27, 2024, we met with the Panel to discuss our past, current, and anticipated future compliance with the Equity Requirement, and requested the continued listing of our securities on Nasdaq. On July 5, 2024, we were notified that the Panel granted our request for continued listing on Nasdaq, subject to our filing of the Form 10-Q for the quarter ended June 30, 2024, with the Securities and Exchange Commission by August 15, 2024, evidencing our compliance with the Equity Requirement.

We are working diligently to ensure continued compliance with the Equity Requirement, including exploring potential additional equity capital financing or financings to stay above the minimum threshold of the Equity Requirement. We anticipate that our medical provider-focused strategic marketing and distribution alliance will also positively impact our revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that we will be unable to raise sufficient capital or generate sufficient revenue or positive operating results to maintain compliance with the Equity Requirement. If we fail to achieve ongoing compliance and our common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on our stock price, the ability of its stockholders to buy or sell their common stock, our ability to raise capital and on our reputation, all of which could make it significantly more difficult to operate. The risk of delisting for our company is compounded by the fact that we have been faced with delisting proceedings before, and no assurances can be given that we will be able to maintain compliance or satisfy Nasdaq that our plan to regain compliance has merit.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Seneca and its affiliates own a significant percentage of our common stock and are thus able to exert significant control over matters subject to stockholder approval and otherwise.

As of the date of this Report, affiliates of our investor Seneca collectively own approximately 19.99% of our outstanding common stock on a primary basis and approximately 48% on a fully diluted basis assuming full exercise of all common stock warrants held by Seneca (and not accounting for a 19.99% beneficial ownership blocker contained in certain of the warrants held). Representatives of Seneca have the right to attend meetings of our board of directors and are actively involved in advising our management regarding our business.  As a result, Seneca has significant influence over all matters related to our company, including those matters requiring stockholder approval, such as:

●	the election of directors;
●	amendment to our organizational documents; and
●	approval of significant corporate transactions, such as mergers, consolidations, or the sale of all or substantially all of our assets.

There is a risk that this concentration of ownership may have the effect of delaying, preventing, or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might depress the market price of our common stock as a result of the market’s perception of Seneca’s influence.

Furthermore, there is a risk that the interests of Seneca may not always coincide with your interests or the interests of our other stockholders. Seneca may make decisions regarding our business or our company generally that you or other stockholders disagree with, or that may be more aligned with Seneca’s own investment objectives rather than the view of our board of directors, management and other stockholders regarding the long-term value of our company.

We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly since we ceased being an “emerging growth company” as of December 31, 2025, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly.

For as long as we remain a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements as described in the preceding risk factor.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

Item 2. Properties.

We lease approximately 8,253 rentable square feet of office space from an unaffiliated third party for our corporate office located at 7921 Southpark Plaza, Suite 210, Littleton, Colorado. This lease expires in November 2027. Terms of the office lease currently provide for a base rent payment of $16,506 per month. We also lease 3,643 rentable square feet of space from an unaffiliated third party for our Vivos Center located at 9135 Ridgeline Boulevard, Highlands Ranch, Colorado. This lease expires in January 2029. Terms of the office provide for a base rent payment of $5,465 per month and a share of the building’s operating expenses such as taxes and maintenance of $3,273 per month. Effective May 20, 2019, we entered into a lease at 7001 Tower Road, Denver, Colorado for 14,732 rentable square feet for the Vivos Institute and amended the lease effective March 11, 2022 to increase the premises by 9,129 rentable square feet for a total of 23,861 rentable square feet. This facility was built primarily as a training facility where providers are trained. As part of the acquisition of SCN, we acquired seven additional leases in Nevada with approximately 53,208 rentable square feet of office space for the sleep centers. The lease expirations varies from beginning of 2026 to end of 2034. The terms of the leases provide for an aggregate rent base payments of approximately $63,000 per month. Effective August 20, 2025, we entered into a lease of approximately 3,690 rentable square feet of office space from an unaffiliated third party for our Detroit operations. This lease expires in December 2030. The terms of the lease provide for a base rent payment of $5,535 per month. We also lease approximately 8,996 rentable square feet of office space for our treatment center located in Las Vegas, Nevada. This lease expires in October 2031. The terms of the lease provide for a base rent payment of $16,902 per month. Lastly, we lease approximately 8,113 rentable square feet of office space for our sleep center and treatment center in Henderson, Nevada. The lease expires in January 2033. We believe that these facilities are adequate for our current and near-term future needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Below is a description of our outstanding pending litigation matters. Litigation is subject to inherent uncertainties and an adverse result in the below described or other matters may arise from time to time that may harm our business.

On June 5, 2020, we filed suit against Ortho-Tain, Inc. (“Ortho-Tain”) in the United States District Court for the District of Colorado seeking relief from certain false, threatening, and defamatory statements to our business affiliate, Benco Dental (“Benco”). We believed such statements have interfered with our business relationship and contract with Benco, causing harm to our reputation, loss of goodwill, and unspecified monetary damages. On February 12, 2021, we amended our complaint to add claims for false advertising and unfair business practices, as well as additional variants of the original claims to address Ortho-Tain’s alleged false advertising campaign against us in the fall of 2020. Our amended complaint sought permanent injunctive relief to prevent what we believe are defamatory statements and interference with our business relationships by Ortho-Tain.

On July 22, 2020, Ortho-Tain, Inc. filed a complaint in the United States District Court for the Northern District of Illinois against the Company, our Chairman and Chief Executive Officer, R. Kirk Huntsman, Benco Dental Supply Co., Dr. Brian Kraft, Dr. Ben Miraglia, and Dr. Mark Musso (the “Illinois Ortho-Tain Case”). The complaint in the Illinois Ortho-Tain Case addressed the same events as the suit we filed against Ortho-Tain in June 2020 as described above. The complaint in the Illinois Ortho-Tain Case alleged violation of the Lanham Act and an alleged civil conspiracy among the defendants to violate the Lanham Act by an alleged false designation of origin related to a presentation given by Dr. Brian Kraft at an event sponsored by us and Benco Dental.

Ortho-Tain also alleged that the actions of the defendants diverted sales from Ortho-Tain, deprived Ortho-Tain of advertising value and resulted in a loss of goodwill to Ortho-Tain. Ortho-Tain further alleges two separate breach of contract actions against Dr. Brian Kraft and Mr. Huntsman. Ortho-Tain’s allegation of breach of contract against Mr. Huntsman, relates to a Non-Disclosure Agreement entered into in October 2013 with Mr. Huntsman’s prior entity, Xenith Practices, LLC, which Non-Disclosure Agreement expired pursuant to its terms in October 2016.

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

The Parties submitted a Joint Discovery Plan to the District Court on October 21, 2024. On October 22, 2024, the District Court ordered the parties to exchange Rule 26(a)(1) initial disclosures by November 22, 2024 and Initial Written Discovery to Be Issued by the same date, which the parties completed. The parties continued with discovery and have provided additional status reports to the District Court on January 6, 2025, February 24, April 7, May 5, June 11, July 9, August 6, 2025, August 26, 2025, and September 16, 2025. On October 23, 2025, the parties attended a mediation in an effort to resolve their disputes and agreed upon principal terms of a confidential settlement.

On March 13, 2026, we entered into a confidential joint settlement and release agreement (the “Settlement Agreement”) with Ortho-Tain.

The Settlement Agreement resolved any claim for relief that was, or could have been alleged in the foregoing litigation matters. Pursuant to the Settlement Agreement, we will pay Ortho-Tain a confidential sum and, among other considerations, not make use of the phrase “Guide” or “Guides” in the formal product name of any of our oral appliance products and cease direct solicitation and training of independent dental professionals in the use of any Vivos pre-formed tooth positioner products that are competitive with Ortho-Tain.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “VVOS”. On April 14, 2026, the last reported sale price of the shares of our common stock as reported on NASDAQ was $1.35 per share.

Holders of Record

On March 31, 2026, we had approximately 8,150 stockholders of record. On March 31, 2025, there were 13,486,006 shares of our common stock issued and outstanding. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Recent Sales of Unregistered Securities

Except for sales of unregistered securities that have been previously reported by the Company in either its Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, there were no sales of unregistered securities of the Company during the period covered by this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the outstanding number of awards granted under the 2017 Plan, the 2019 Plan and the 2024 Omnibus Plan as of December 31, 2025.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	53,333	$—	—
2019 Plan (2)	174,380	$—	—
2024 Omnibus Plan (3)	1,600,000	$—	489,513
Total	1,827,713	$6.83	489,513

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,380 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan. A total of 287 shares remaining for issuance in the 2019 Plan were retired with the approval and adoption of the 2024 Omnibus Plan.

(3)	The 2024 Omnibus Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,600,00 shares for issuance under the 2024 Omnibus Plan.

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

We are a revenue stage medical technology and healthcare services company focused on the development and commercialization of innovative treatment alternatives for patients with dentofacial abnormalities and/or patients diagnosed with mild to severe obstructive sleep apnea (“OSA”) and snoring in adults. We believe our technologies and conventions represent a significant improvement in the treatment of mild to severe OSA versus other treatments such as CPAP or palliative oral appliance therapies. Our alternative treatments are part of The Vivos Method.

The Vivos Method is an advanced therapeutic protocol, which often combines the use of customized oral appliance specifications and proprietary clinical treatments developed by our company and prescribed by specially trained dentists in cooperation with their medical colleagues. Published studies have shown that using our customized appliances and clinical treatments led to significantly lower Apnea Hypopnea Index scores and have improved other conditions associated with OSA. Nearly 75,000 patients have been treated to date worldwide with our entire current suite of products by more than 2,000 trained dentists.

In June 2025, we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers of SCN. The Acquisition marked a milestone in the pivot to our medical provider-focused sales, marketing distribution model for our innovative OSA appliances. Under the new model, SCN will provide sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and diagnostic consulting revenues, representing new higher margin revenue streams for us, as well as potential Vivos appliance and related product and service revenue.

See Item 1. Business of this Report for additional background information on our Company and current product and service offerings.

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

In addition to enrollment service revenue, we offer additional services, such as our Billing Intelligence Services offering, and MyoSync (formally MyoCorrect) orofacial myofunctional therapy services, which was introduced in April 2021. Revenue for these services is recognized as our performance obligations are satisfied in accordance with ASC 606.

Because of our 2024 marketing and distribution business model pivot, we have become more focused on engaging in strategic collaborations or acquisitions to market the benefits of the Vivos treatment modalities to dentists and other medical providers, including our cooperative relationships with various medical providers to deliver diagnostic and medical consultation services to people across North America who suffer from OSA. As such, while we will continue to recognize some VIP enrollment revenue through 2026, we believe such revenue will become immaterial.

We recognize revenue on VIP enrollments once the contract is executed, payment is received, and as our performance obligations are satisfied in accordance with ASC 606.

Product Sales Revenue. Vivos treatment case starts is paramount, as case starts lead to appliance orders and related revenue. Once a provider is fully trained, we encourage them to start cases. However, our experience has been that VIPs typically start slowly as they introduce The Vivos Method into their practices. The slow acceptance rate Vivos appliances with providers lead Vivos to consider other business models including the medical provider-focused alliance marketing and distribution model announced in 2024 to sell additional product. While we work with VIPs to screen their patients for OSA with our SleepImage® home sleep apnea ring test (which we expect will encourage Vivos Method case starts), not all VIPs incorporate our The Vivos Method into their practices at the same rate. We believe VIPs can recoup their investment in VIP enrollment with approximately eight Vivos Method case starts, but as noted above, many VIPs start and also maintain their case starts at a significantly slower rate. We presently have a low concentration of active VIPs who regularly start new Vivos Method treatment cases. As noted, we believe that reducing our reliance on VIPs and increasing the number of strategic marketing and distribution alliances (or acquiring medical or dental practices) will provide us with a better opportunity to drive appliance sales going forward.

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

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure and/or myofunctional therapy, as needed) and has an FDA clearance intended to reduce nighttime snoring and to treat moderate and severe obstructive sleep apnea in children, 6- 17 years of age who are diagnosed with snoring and/or moderate or severe obstructive sleep apnea and need orthodontic treatment. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized, and enrollment began in 2024. Late 2024, our clinical study conducted in collaboration with Stanford University and evaluating the DNA and CPAP for the treatment of OSA, was placed on hold by Stanford University. The decision to pause the study was made due to low recruitment into the study. The study is still on hold as of 2025.

We are working with Stanford University to address the concerns that led to the hold and has continued engaged discussions with the university. While we believe these efforts will facilitate the resumption of the study, there can be no assurance that the hold will be lifted in a timely manner, or at all. Any delay or failure to resolve the issues could impact the development timeline and future prospects for the study. We remain committed to the highest standards of patient safety, scientific integrity, and regulatory compliance and will provide updates as material developments occur. This trial may not meet its designated endpoints, and therefore additional FDA clearances for the DNA device may not be obtained.

Distribution Agreements. During 2023, we entered into distribution collaborations with third parties to expand access of our products to potential patients. We hope that these strategic initiatives will lead to revenue growth opportunities for us in 2024 and beyond, and our ability to capitalize on these initiatives is expected to be a material aspect of our medical provider-focused sales and marketing program going forward.

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2024 or 2025.

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

An additional inflation-related risk is the Federal Reserve’s response, which up to this point has been to slightly decrease interest rates, however, the perceived decrease was lower than what was expected. Such actions have, in times past, created unintended consequences in terms of the impact on housing starts, overall manufacturing, capital markets, and banking. If such disruptions become systemic, as occurred in the recession of 2008, then the impact on our revenue, earnings and access to capital of both inflation and inflation-fighting responses would be impossible to know or calculate.

Supply Chain. From time to time, we may experience supply chain challenges due to forces beyond our control. For example, the Suez Canal blockage earlier in 2021 caused some delay in shipments of SleepImage® rings from China. Changes in U.S. or foreign trade policy, including the imposition of new tariffs, increases in existing tariffs or changes in customs classifications, could increase our costs. Overall, however, as our appliances are made in the U.S., we have not experienced significant supply chain issues as a result of COVID-19 or otherwise, although this may change in future periods.

Middle East Hostilities. In addition, geopolitical instability in the Middle East continues to create uncertainty in global economic conditions and commercial activity. Hostilities in the region, including the attacks by Hamas on Israel in October 2023, Israel’s subsequent military responses, and more recent U.S. and Israeli military actions involving Iran, have contributed to heightened regional and global tensions. These developments, combined with the ongoing effects of Russia’s invasion of Ukraine that began in February 2022, have intensified supply chain constraints, increased commodity price volatility, disrupted international trade flows, creating. If an economic recession or depression commences and is sustained, it could have a material adverse effect on our business as demand for our products could decrease. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

Potential Nasdaq Delisting. Given that our stockholders’ equity at December 31, 2025 was less than $2.5 million, we are presently not in compliance with the Nasdaq Stock Market’s (“Nasdaq”) minimum stockholders’ equity requirement (the “Equity Requirement”). We are seeking to regain compliance by raising new funding in the form of equity and reducing costs. However, we will be faced with delisting proceedings which will distract management and cost resources to remedy,

We have a history of challenges of maintaining compliance with the Nasdaq’s continuing listing requirements. We have been subject to two Nasdaq listing deficiencies, one related to Nasdaq’s $1.00 minimum bid price requirement (the “Minimum Bid Requirement”) and a second related to the Equity Requirement.

On September 21, 2023, we received a written notice from the Nasdaq staff confirming that since, as of that date, we failed to meet the Minimum Bid Requirement, and because as of the period ended June 30, 2023 we also failed the Equity Requirement, Nasdaq would commence delisting proceedings against us. As permitted under Nasdaq rules, we appealed the Nasdaq staff’s determination and requested a hearing (the “Hearing”) before a Nasdaq Hearing Panel (the “Hearing Panel”). The Hearing request stayed any delisting or suspension action by the Nasdaq staff pending the issuance of the Hearing’s Panel decision. The Hearing took place on November 9, 2023.

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

At the Hearing on November 9, 2023, we presented our plan to regain compliance with the Equity Requirement, which included raising additional equity capital. On November 30, 2023, we received a letter from the Hearings Panel that, subject to certain conditions, the Hearings Panel granted our request to continue to be listed on Nasdaq. On February 23, 2024 we presented our plan of compliance to the Hearings Committee. On May 6, 2024, we received written notice from the Nasdaq staff indicating that we had regained compliance with the Equity Requirement.

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

On July 5, 2024, we were notified that the Panel granted our request for continued listing on Nasdaq, subject to our filing of the Form 10-Q for the quarter ended June 30, 2024, with the Securities and Exchange Commission, evidencing our compliance with the Equity Requirement. We made such filing in a timely manner.

We are working diligently to ensure our continued compliance with the Equity Requirement, including additional equity capital financing or financings and cost reductions to stay above the minimum threshold of the Equity Requirement. We anticipate that our new medical provider-focused strategic marketing and distribution alliance model will also positively impact our revenue growth and stockholders’ equity in upcoming fiscal quarters. However, there is a risk that we will be unable to raise sufficient capital, reduce costs sufficiently or generate sufficient revenue or operating results to maintain compliance with the Equity Requirement. If we fail to achieve ongoing compliance and our common stock is delisted by Nasdaq, such delisting would likely have a material adverse effect on our stock price, the ability of our stockholders to buy or sell their common stock, our ability to raise capital and on our reputation, all of which could make it significantly more difficult to operate.

Key Components of Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations over time as our customers receive the benefit of the promised goods and services, which generally occurs over a short period of time. Performance obligations with respect to appliance sales are typically satisfied at a point in time by shipping or delivering products to our VIPs or to the sleep clinic, through our new strategic alliance model. In the case of enrollment or service revenue, upon our satisfaction of performance obligations associated with VIP enrollments. Revenue consists of the gross sales price, net of estimated allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price.

In the case of product purchased by clinics managed by our subsidiary for inclusion in a treatment protocol, the sales price of the Vivos device is recognized by us and becomes a component of cost of sales of the treatment center service provided to the patient. For the treatment centers, the intercompany account is used to fulfil the account payable obligation and recognize the expense of the goods and services in cost of sales.

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

Results of Operations

Comparison of Years ended December 31, 2025 and 2024

Our consolidated statements of operations for the years ended December 31, 2025 and 2024 are presented below (dollars in thousands):

	2025	2024	Change

Revenue
Product revenue	$6,487	$7,874	$(1,387)
Service revenue	10,956	7,157	3,799
Total revenue	17,443	15,031	2,412

Cost of sales (exclusive of depreciation and amortization shown separately below)	6,901	6,012	889
Gross profit	10,542	9,019	1,523
Gross profit %	60%	60%

Operating expenses
General and administrative	27,727	17,878	9,849
Sales and marketing	1,400	1,731	(331)
Depreciation and amortization	1,309	581	728

Operating loss	(19,894)	(11,171)	(8,723)

Non-operating income (expense)
Other expense	(1,481)	(110)	(1,371)
Other income	145	145	-

Net loss	$(21,230)	$(11,136)	$(10,094)
Net loss attributable to non-controlling interest	60	-	(60)
Net loss attributable to stockholders	$(21,170)	$(11,136)	$(10,034)

Revenue

Revenue increased approximately $2.4 million, or 16%, to approximately $17.5 million for the year ended December 31, 2025 compared to $15.0 million for the year ended December 31, 2024. This was due to an increase of approximately $4.8 million in Sleep testing services, and an increase of approximately $2.2 million of revenue generated from Vivos treatment to patients launched at two SCN locations. The increase in revenue during the year ended December 31, 2025 was offset by the decline in product revenue attributable to a decrease of approximately $1.4 million in appliance sales to VIPs, followed by an increase of approximately $1.0 million in tooth positioner sales to VIPs. Additionally, we had a decrease in service revenue of approximately $2.0 million in our VIP enrollment revenue, a decrease of approximately $0.7 million in sponsorship, conference and training related revenue, and a decrease of approximately $0.3 million in Myofunctional therapy and $0.2 million in BIS revenue.

During the year ended December 31, 2025, we enrolled no VIPs and recognized VIP enrollment revenue of approximately $0.5 million, a decrease of approximately 80% in enrollment revenue due to the pivot to the new business model, compared to the year ended December 31, 2024, when we enrolled 112 VIPs for a total of approximately $2.5 million. Over the last year, our reliance on VIP enrollment revenue has diminished significantly as such revenues have decreased due to our pivot. Our revenue was impacted by the sales strategy shift and focus toward sleep center affiliations, coupled with lower enrollments in 2024 and 2025, which resulted in lower service revenue for the year ended December 31, 2025.

For the year ended December 31, 2025, we sold 25,441 oral appliance arches and tooth positioners for a total of approximately $6.5 million, a 18% decrease in revenue from the year ended December 31, 2024, when we sold 16,182 oral appliance arches and tooth positioners for a total of approximately $7.9 million. The revenue decrease is directly attributable to an increase in discounts offered during the same period, with $1.6 million in discounts offered during the year ended December 31, 2025 when compared to approximately $0.2 million of discounts offered during the year ended December 31, 2024, coupled with an increase in tooth positioner sales, a lower price point product when compared to Vivos appliances.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.9 million, or 15%, to approximately $6.9 million for the year ended December 31, 2025, compared to approximately $6.0 million for the year ended December 31, 2024. This was primarily due to approximately $1.1 million in higher costs in diagnostic services related to new sleep center affiliations, and an increase of approximately $0.5 million related to additional staff associated with the sleep center affiliations.

For the year ended December 31, 2025, gross profit increased by approximately $1.5 million or 17% to $10.5 million. This increase was attributable to an increase in revenue of approximately $2.4 million, offset by an increase in cost of sales of approximately $0.9 million. Gross margin remained constant at 60% for the year ended December 31, 2025, and 2024.

General and Administrative Expenses

General and Administrative expenses increased $9.8 million to $27.7 million for the year ended December 31, 2025, compared to approximately $17.9 million for the year ended December 31, 2024. This increase was primarily due to approximately $6.7 million in costs associated with running SCN’s operations and related Vivos treatment centers. In addition, approximately $1.6 million related to professional fees, approximately $0.8 million associated with salaries and wages and Vivos personnel and infrastructure costs of approximately $0.6 million when compared to the year ended December 31, 2024.

Sales and Marketing

Sales and marketing expense decreased by $0.3 million to $1.4 million for the year ended December 31, 2025, compared to approximately $1.7 million for the year ended December 31, 2024. This decrease was primarily driven by a $0.2 million decrease in commissions, as well as a $0.1 million decrease in conventions and tradeshow expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.3 million for the year ended December 31, 2025, compared to approximately $0.6 million for the year ended December 31, 2024. Depreciation and amortization increased due to an increase in depreciable assets related to the new sleep center asset acquisition and affiliations.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $21.2 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $125.4 million as of December 31, 2025.

Net cash used in operating activities amounted to approximately $15.3 and $12.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had total liabilities of approximately $26.7 million as compared with $7.3 million as of December 31, 2024.

As of December 31, 2025, we had approximately $2.0 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, sales did not grow in the year ended December 31, 2024 or in 2025 as anticipated, as our product offerings and distribution strategies continue to be improved and refined. As such, we raised equity capital throughout 2024 and 2025 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

Until we attain positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. We financed the SCN acquisition from the issuance of senior secured debt and equity securities. As reflected in our increase in revenue for the year ended December 31, 2025, we expect the SCN Acquisition will ultimately allow our company to achieve positive cash flows; however, there is a risk this may not occur. We originally expected the Strategic Alliance Agreement (“SAA”) with Rebis Health entered into in June 2024 to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, due to ongoing delays at Rebis Health that are beyond our control, we are currently re-evaluating expectations under this SAA. As such, we seek to acquire other sleep centers in transactions similar to the SCN Acquisition or enter into other strategic alliances with improved terms. There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or the SAA or similar alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024

Net cash provided by (used in):
Operating activities	$(15,263)	$(12,691)
Investing activities	(7,526)	(568)
Financing activities	18,558	17,876

Net cash used in operating activities of approximately $15.3 million for the year ended December 31, 2025 which represents an increase of approximately $2.6 million compared to net cash used in operating activities of approximately $12.7 million for the year ended December 31, 2024. This increase is due primarily to an increase of approximately $3.3 million in accrued expenses, an increase of approximately $1.6 million in accounts payable, an increase of approximately $0.9 million in contract liability, an increase of approximately $0.9 million in other liabilities, an increase of $0.7 million for depreciation and amortization, an increase of approximately $0.2 million for prepaid expenses and other current assets, and an increase of approximately $0.2 million for net operating lease liabilities. These are offset by an increase in our net loss of approximately $10.1 million, a decrease of approximately $0.1 million for stock-based compensation and a decrease of approximately $0.1 million for deposits.

For the year ended December 31, 2025, net cash used in investing activities consisted of capital expenditures of approximately $5.2 million for the SCN Acquisition in June 2025, assets placed in service in 2025 related to the integration of SCN and capital expenditures of approximately $2.3 million related to the development of software for internal use that was also placed in service in the first quarter of the fiscal year ended December 31, 2025. This compares to net cash used in investing activities for the year ended December 31, 2024 of $0.6 million due to capital expenditures for the development of software for internal use.

Net cash provided by financing activities of $18.6 million for the years ended December 31, 2025, is attributable to proceeds of approximately $5.6 million from the issuance of common stock, approximately $10.7 million from the issuance of debt, approximately $2.3 million from the issuance of warrants, and approximately $0.9 million from the exercise of warrants, net of approximately $0.8 million of professional fees and other issuance costs. This compares to net cash provided by investing financing for the year ended December 31, 2024 of $17.9 million, attributable to proceeds of $19.2 million from the issuance of common stock and warrants, net of approximately $1.4 million of professional fees and other issuance costs, in our February 2024 warrant inducement, as well as the June, September and December 2024 private placements.

Critical Accounting Policies Involving Management Estimates and Assumptions

Basis of Presentation and Consolidation

Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC, Vivos Therapeutics DSO LLC, a Colorado limited liability company, Vivos Airway Alliance, LLC, a Colorado limited liability company, Vivos Providers Network, LLC, a Colorado limited liability company, Airway Integrated Management Company, LLC and Airway Intelligence Center, LLC. Additionally, Sleep Center of Nevada, Rachakonda & Associates, PLLC, Nevada Sleep and Airway, Patterson & Associates, PLLC, AIM – Detroit, LLC, Sleep Medicine of Detroit, P.C., and Sleep Dentistry of Detroit, P.C.), are not wholly owned but are controlled by Vivos and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Purchase Price Allocation

We account for business combinations in accordance with ASC Topic 805, Business Combinations, which requires the assets acquired and liabilities assumed in business combinations based on their estimated fair values at the date of acquisition, which involves a number of assumptions, estimates, and judgments, which are inherently uncertain and subject to refinement. We determine the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management derived from comparable market data and cash flow projections used to value the acquired business. Our ability to realize the future cash flows used in our fair value estimates may be affected by changes in our financial condition, financial performance, or business strategies. Our assumptions and estimates are also used to allocate goodwill to our reporting units that are expected to benefit from the business combination. During the measurement period, which may be up to one year from the acquisition date, we may recognize adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustment to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the earlier of the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are included in our consolidated results of operations. Refer to Note 3.

Emerging Growth Company Status

Effective January 1, 2026, the Company is no longer an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and must comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

Revenue Recognition

We generate revenue from the sale of products and services. Historically, a significant majority of our revenues are generated from enrolling dentists as either (i) Guided Growth and Development VIPs; (ii) Lifeline VIPs; (iii) combined Guided Growth and Development and Lifeline VIPs; or Premier Vivos Integrated Providers (“Premier VIPs”). Prior to the second quarter of 2023, the majority of VIP enrollments were Premier VIPs. The other, lower priced enrollments were piloted in fiscal quarters prior to second quarter of 2023, and on a limited basis. They were officially adopted during the second quarter of 2023. For each VIP program, revenue is recognized when control of the products or services is transferred to customers (i.e., VIP dentists ordering such products or services for their patients) in a manner that reflects the consideration we expect to be entitled to in exchange for those products and services.

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

The right to sell is similar to a license of intellectual property, because without the right, the VIP cannot purchase appliances from us. The right to sell performance obligation includes the Vivos training and enrollment materials which prepare dentists for treating their patients using The Vivos Method.

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

We also offer our VIPs the ability to provide MyoSync to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoSync services is recognized over the 12-month performance period as therapy sessions occur.

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

Product Revenue

In addition to revenue from services, we also generate revenue from the sale of our line of oral devices and preformed tooth positioners (known as appliances or systems) to our customers, the VIP dentists, or to OSA patients directly now in our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Revenue from appliance sales is recognized when the control of a product is transferred to the VIP in an amount that reflects the consideration it expects to be entitled to in exchange for those products. The VIP in turn charges the VIP’s patient and or patient’s insurance a fee for the appliance and for his or her professional services in measuring, fitting, and installing the appliance and educating the patient as to its use. We contract with VIPs for the sale of the appliance and are not involved in the sale of the products and services from the VIP to the VIP’s patient.

We utilize third party contract manufacturers or labs to produce its patient-customized, patented appliances and its preformed tooth positioners. The manufacturer designated by us produces the appliance in strict adherence to our patents, design files, treatments, processes and procedures and under the direction and our specific instruction, ships the appliance to the VIP who ordered the appliance from us. All of our contract manufacturers are required to follow our master design files in production of appliances or the lab will be in violation of the FDA’s rules and regulations. We performed an analysis and concluded it is the principal in the transaction since it has control of the product and are reporting revenue gross. We bill the VIP the contracted price for the appliance which is recorded as product revenue. Product revenue is recognized once the appliance ships to the VIP under our direction.

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

Goodwill and Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2025, accordingly no impairment was required.

Intangible assets consist of assets acquired from First Vivos, costs paid to (i) MyoSync, (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), (iii) AFD, and (iv) SCN, from whom we acquired tradenames and referral relationships. The identifiable intangible assets acquired are amortized using the straight-line method over the estimated life of the assets, which ranges between five and 15 years (See Note 6).

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2025, accordingly no impairment was required.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of

Vivos Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivos Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination – Valuation of Acquired Intangible Assets and Consideration Transferred

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company acquired the net operating assets of The Sleep Center of Nevada for total consideration aggregating approximately $8.7 million, which included contingent consideration with an estimated fair value of $1.4 million, payable upon the achievement of a financial milestone as specified in the transaction agreements. The acquisition was accounted for as a business combination and included acquired referral relationships. The Company used a multi-period excess earnings method to measure the estimated fair values of both the contingent consideration and acquired referral relationships.

We identified the valuation of contingent consideration and acquired referral relationships as a critical audit matter. The principal considerations for our determination that auditing these estimated fair values is a critical audit matter were the especially challenging, complex and subjective auditor judgements required to perform audit procedures and evaluate the results of those procedures, including the involvement of valuation professionals with specialized skills and knowledge in evaluating the Company’s use of complex valuation models based on estimates of future cash flows.

How We Addressed the Matter in Our Audits

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the valuation of intangible assets and consideration transferred included the following, among others:

●	Obtained an understanding and evaluated the methodologies used by management to develop its fair value estimates.
●	With the assistance of valuation professionals with specialized skills and knowledge, evaluated and tested the reasonableness of the valuation methodologies, revenue growth rate, gross margin rate, referral attrition rate, and volatility used to estimate the fair value of both contingent consideration and referral relationships.
●	Verified the mathematical accuracy and internal consistency of the valuation models used and conducted sensitivity analyses to evaluate the effect of changes in key assumptions on the estimated fair values of the identifiable intangible assets.
●	Tested the completeness and accuracy of underlying data used in the valuation models.
●	Corroborated management’s assumptions and valuation conclusions with external market evidence where available.

/s/ Baker Tilly US, LLP

Denver, Colorado

April 15, 2026

We have served as the Company’s auditor since 2023.

VIVOS THERAPEUTICS, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

(In Thousands, Except Per Share Amounts)

	2025	2024
Current assets
Cash and cash equivalents	$2,029	$6,260
Accounts receivable, net of allowance of $882 and $390, respectively	1,581	430
Prepaid expenses and other current assets	774	783

Total current assets	4,384	7,473

Long-term assets
Goodwill	8,572	2,843
Property and equipment, net	3,757	3,311
Operating lease right-of-use asset	4,166	1,032
Intangible assets, net	4,045	409
Deposits and other	228	216

Total assets	$25,152	$15,284

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$1,679	$1,098
Accrued expenses	5,988	2,234
Current portion of contract liabilities	479	896
Current portion of operating lease liability	672	477
Current portion of financing lease liability	55	-
Current portion of debt	8,353	-
Other current liabilities	850	273

Total current liabilities	18,076	4,978

Long-term liabilities
Contract liabilities, net of current portion	-	97
Employee retention credit liability	2,904	1,220
Operating lease liability, net of current portion	3,840	1,035
Financing lease liability, net of current portion	113	-
Debt, net of current portion	469	-
Other liabilities	1,300	-

Total liabilities	26,702	7,330

Commitments and contingencies (Note 14)

Stockholders’ equity/(deficit)
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 9,286,609 shares as of December 31, 2025 and 5,889,520 shares as December 31, 2024	1	-
Additional paid-in capital	123,866	112,141
Accumulated deficit	(125,357)	(104,187)
Total stockholders’ equity/(deficit)	(1,490)	7,954

Non-controlling interest	60	-
Total equity/(deficit)	(1,550)	7,954

Total liabilities and equity/(deficit)	$25,152	$15,284

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Operations

Years Ended December 31, 2025 and 2024

(In Thousands, Except Per Share Amounts)

	2025	2024
Revenue
Product revenue	$6,487	$7,874
Service revenue	10,956	7,157
Total revenue	17,443	15,031

Cost of sales (exclusive of depreciation and amortization shown separately below)	6,901	6,012

Gross profit	10,542	9,019

Operating expenses
General and administrative	27,727	17,878
Sales and marketing	1,400	1,731
Depreciation and amortization	1,309	581

Total operating expenses	30,436	20,190

Operating loss	(19,894)	(11,171)

Non-operating income (expense)
Other expense	(1,481)	(110)
Other income	145	145
Loss before income taxes	(21,230)	(11,136)

Net loss	$(21,230)	$(11,136)
Net loss attributable to non-controlling interest	(60)	-
Net loss attributable to stockholders	$(21,170)	$(11,136)

Net loss per share (basic and diluted)	$(2.07)	$(2.22)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	10,273,881	5,019,886

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity/(Deficit)

Years Ended December 31, 2025 and 2024

(In Thousands)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity/ Deficit)	Non-controlling interest	Total Equity

Balances, December 31, 2023	1,833,877	$-	$93,462	$(93,051)	$411	$-	$411
Issuance of common stock and warrants in private placement, net of issuance costs	3,209,923	-	14,240	-	14,240	-	14,240
Issuance of commons stock upon exercise of warrants, net of issuance costs	841,000		3,635	-	3,635	-	3,635
Issuance of common stock to consultants for services	4,720	-	11	-	11	-	11
Issuance of warrants to consultants for services	-		31	-	31	-	31
Stock-based compensation expense	-	-	762	-	762	-	762
Net loss	-	-	-	(11,136)	(11,136)	-	(11,136)

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954	$-	$7,954

Issuance of common stock under At-The-Market program, net of issuance costs	1,770,021	1	5,226	-	5,227	-	5,227
Issuance of common stock and warrants in private placement, net of issuance costs	828,000	-	3,642	-	3,642	-	3,642
Common stock consideration for acquisition	607,287	-	1,305	-	1,305	-	1,305
Issuance of common stock upon exercise of warrants, net of issuance costs	180,000	-	866	-	866	-	866
Conversion of debt to equity	11,781	-	25	-	25	-	25
Stock-based compensation expense	-	-	661	-	661	-	661
Net loss	-	-	-	(21,170)	(21,170)	(60)	(21,230)

Balances, December 31, 2025	9,286,609	$1	$123,866	$(125,357)	$(1,490)	$(60)	$(1,550)

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(In Thousands)

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,230)	$(11,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	661	762
Depreciation and amortization	1,309	581
Fair value of common stock issued for services	-	11
Fair value of warrants issued for services	-	31
Changes in operating assets and liabilities:
Accounts receivable,	(217)	(228)
Operating lease liabilities, net	55	(129)
Prepaid expenses and other current assets	19	(167)
Deposits	29	105
Accounts payable	524	(1,048)
Accrued expenses	3,618	(39)
Other liabilities	483	-
Contract liability	(514)	(1,434)

Net cash used in operating activities	(15,263)	(12,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,341)	(568)
Cash paid for acquisition of SCN	(5,185)	-

Net cash used in investing activities	(7,526)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,576	7,796
Proceeds from issuance of debt	10,673	-
Proceeds from issuance of warrants	1,699	7,500
Proceeds from issuance of pre-funded warrants	609	3,941
Proceeds from exercise of warrants	866	-
Payments for issuance costs	(837)	(1,361)
Reduction of finance lease liability	(28)	-

Net cash provided by financing activities	18,558	17,876

Net increase (decrease) in cash and cash equivalents	(4,231)	4,617
Cash and cash equivalents at beginning of year	6,260	1,643

Cash and cash equivalents at end of year	$2,029	$6,260

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$9

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory note, net of issuance costs	$1,100	$-
Common stock issued as consideration for acquisition	$1,305	$-
Contingent consideration as consideration for acquisition of SCN, net of valuation adjustment	$1,350	$-
Fair value of warrants issued in private placement	$-	$262
Acquisitions of property and equipment by issuing debt	$922	$-
Conversion of debt to equity	$25	$-

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

On June 10, 2025, we acquired all of the operating assets (the “Acquisition”) of R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”) in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted common stock in the Company, par value $0.0001 per share (the “Common Stock”), equal to $1.3 million based on the volume-weighted average price (“VWAP”) of the Common Stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to the Company in connection with the Acquisition. See Note 3 for further information.

On July 14, 2025, we entered into a management agreement with MISleep Solution LLC to provide full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan. As a result, we formed AIM Detroit, LLC, a Colorado limited liability company (“AIM Detroit”) to serve as a management services organization to medical and dental clinical sleep practices located in the Detroit Tri-County metropolitan area, to wit: Wayne County, Oakland County and Macomb County. The Company holds an 80% ownership interest in AIM Detroit. See Note 19 for further information.

Description of Business

We are a medical technology and services company that features a comprehensive suite of proprietary oral appliances and therapeutic treatments. We non-surgically treat certain maxillofacial and developmental abnormalities of the mouth and jaws that are closely associated with breathing and sleep disorders such as, mild to severe obstructive sleep apnea (“OSA”) and snoring in adults.

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

Although not our current focus due to the pivot in the business model, we have historically offered a suite of diagnostic and support products and services to dental and medical providers and distributors who service patients with OSA or related conditions. Such products and services include (i) VivoScore home sleep screenings and tests (powered by SleepImage® technology), (ii) Treatment Navigator (a concierge service to assist a provider in educating and supporting the doctors as they navigate insurance coverage, diagnostic indications and treatment options), (iii) Billing Intelligence Services (which optimizes medical and dental reimbursement), (iv) advanced training and continuing education courses at our Vivos Institute in Denver, Colorado, and (v) MyoSync (formerly MyoCorrect), a service through which Vivos-trained providers can provide orofacial myofunctional therapy (“OMT”) to patients via a telemedicine platform. Some of these services including home sleep screenings, treatment navigator services and MyoSync are being provided to patients directly under the new sales, marketing and distribution model described below. With this pivot, we shifted our Medical Integration Division (“MID”) to pursue strategic alliances and acquisitions of sleep centers to provide better options using Vivos products for patients who have been diagnosed with OSA.

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

In June 2025, we acquired all assets, including operating assets such as sleep testing, diagnostics, and treatment centers of SCN. The Acquisition marked a milestone in the pivot to our sales, marketing distribution model for our innovative OSA appliances. Under the new model, SCN will provide sleep disorder patients with the opportunity to be candidates for our advanced, proprietary and FDA-cleared CARE oral medical devices, oral appliances and additional adjunctive therapies and methods. Under customary agreements designed to comply with applicable corporate practice of medicine law, our operation of SCN allows us to manage and capture both diagnostic and consulting revenues, representing new higher margin revenue streams for us, as well as potential Vivos appliance and related product and service revenue from SCN.

On July 14, 2025, we entered into a management agreement under this revised approach with MISleep Solution LLC to provide full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan. Consistent with our new model, we own a supermajority equity stake in the management services company, with the sleep doctors having minority ownership interests. AIM Detroit entered into Practice Administration Agreements and Management and Succession Agreements with affiliated Practices (defined as the professional medical and dental practice entities, including Sleep Dentistry of Detroit, P.C. and Sleep Medicine of Detroit, P.C., each owned and controlled by their respective licensed professionals) under which AIM Detroit provides business, administrative, and other non-clinical management services, while all clinical and professional services remain exclusively under the authority and control of the Practices and their licensed professionals.

We are exploring and seeking to implement additional acquisitions of, or collaborations with, medical sleep and similar healthcare practices to expand our business model in an effort to grow our revenues.

We refer to this new model herein alternatively as our new sales, marketing and distribution model or our strategic alliance and/or acquisition model.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries (BioModeling, First Vivos, Vivos Therapeutics (Canada) Inc., Vivos Management and Development, LLC, Vivos Therapeutics DSO LLC, a Colorado limited liability company, Vivos Airway Alliance, LLC, a Colorado limited liability company, Vivos Providers Network, LLC, a Colorado limited liability company, Airway Integrated Management Company, LLC and Airway Intelligence Center, LLC. Additionally, Sleep Center of Nevada, Rachakonda & Associates, PLLC, Nevada Sleep and Airway, Patterson & Associates, PLLC, AIM – Detroit, LLC, Sleep Medicine of Detroit, P.C., and Sleep Dentistry of Detroit, P.C.), are not wholly owned but are controlled by Vivos and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

We evaluate our interests in legal entities to determine whether such entities should be consolidated under the voting interest entity model or the variable interest entity (“VIE”) model. When we determine that it is the primary beneficiary of a VIE, we consolidate the entity and includes its assets, liabilities, revenues, and expenses in the consolidated financial statements. Ownership interests not held by Vivos are reflected as noncontrolling interests within equity. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 19 for additional information regarding Vivos’ involvement with AIM Detroit.

Purchase Price Allocation

We account for business combinations in accordance with ASC Topic 805, Business Combinations, which requires the assets acquired and liabilities assumed in business combinations based on their estimated fair values at the date of acquisition, which involves a number of assumptions, estimates, and judgments, which are inherently uncertain and subject to refinement. We determine the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management derived from comparable market data and cash flow projections used to value the acquired business. Our ability to realize the future cash flows used in our fair value estimates may be affected by changes in our financial condition, financial performance, or business strategies. Our assumptions and estimates are also used to allocate goodwill to our reporting units that are expected to benefit from the business combination. During the measurement period, which may be up to one year from the acquisition date, we may recognize adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustment to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the earlier of the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are included in our consolidated results of operations. Refer to Note 3.

Emerging Growth Company Status

Effective January 1, 2026, the Company is no longer an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and must comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

Revenue Recognition

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

Sleep Testing Service Revenue

The SCN Acquisition provides our Company with diagnostic service revenue. Of the patients who test positive for OSA, we expect these patients to become candidates for OSA treatment.

Treatment Center Revenue

As we shift to our new strategic acquisition and alliance business model, we derive a greater portion of our revenues from treatment of patients who are referred by sleep and airway medicine centers in select markets with established patient bases who are diagnosed with OSA or other sleep related breathing disorders. As our treatment is customized for each patient based on his or her individualized diagnosis and presenting conditions, we recognize the revenue for treatment in service revenue, regardless of the components. Although we will continue to sell our products and services to trained and qualified VIP dentists, we eventually expect the revenue from our new strategic alliance and acquisitions business model to constitute the vast majority of service revenue for us.

Other Service Revenue

BIS is an additional service provided on a monthly subscription basis, which includes our AireO2 medical billing and practice management software. Revenue for these services is recognized monthly during the month the services are rendered.

We also offer our VIPs the ability to provide MyoSync to the VIP’s patients as part of treatment with The Vivos Method. The program includes packages of treatment sessions that are sold to the VIPs and resold to their patients. Revenue for MyoSync services is recognized over the 12-month performance period as therapy sessions occur.

Allocation of Revenue to Performance Obligations

We identify all goods and services that are delivered separately under a sales arrangement and allocate revenue to each performance obligation based on relative fair values. These fair values approximate the prices for the relevant performance obligation that would be charged if those services were sold separately and are recognized over the relevant service period of each performance obligation. After allocation to the performance obligations, any remainder is allocated to the right to sell under the residual method and is recognized over the estimated customer life. In general, revenues are separated between durable medical equipment (product revenue) and education and training services (service revenue). In our new business model where we sell a treatment plan directly to the patient, revenue for the treatment plan (which may include both Vivos treatment services and appliances) is recorded to treatment center revenue.

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

Product Revenue

In addition to revenue from services, we also generate revenue from sales of our line of oral devices and preformed pediatric tooth positioners (known as appliances or systems) to our customers, the VIP dentists or OSA patients directly in the case of our strategic alliance model. These include the DNA appliance®, mRNA appliance®, the mmRNA appliance, the Versa, the Vida, the Vida Sleep, EMA Now, PEx and others. We expanded our product offerings in the first quarter of 2023 via the acquisition of certain U.S. and international patents, product rights, and other miscellaneous intellectual property from Advanced Facialdontics, LLC, a New York limited liability company (“AFD”). Our appliances are similar to a retainer that is worn in the mouth after braces are removed. Each appliance is unique and is fitted to the patient.

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

New Sales, Marketing and Distribution Model

Under our new sales, marketing and distribution strategy, we train and provide other administrative and non-clinical management support services to licensed healthcare providers trained in a variety of treatment modalities, including The Vivos Method, to treat OSA patients directly using their own independent judgment, which allows us to introduce and offer our oral appliances and therapeutic treatments to the patient rather than to the VIP dentist.

Under our new business model, diagnosis at sleep centers, such as SCN, also allows us to facilitate Vivos product sales when patients are diagnosed with OSA or other sleep disorders, and both the patients and their doctors decide on the form of treatment for that particular patient. This corresponds to the delivery of the product and services which are selected by the patients and the recognition of revenue from such diagnostic and treatment. In contractual alliances, through varying arrangements, we capture revenue from diagnostic and appliance sales as we execute our contractual management support services to the licensed providers rendering such services to patients.

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

Goodwill and Intangible Assets, Net

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We test for impairment annually as of December 31. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2025, accordingly no impairment was required.

Intangible assets consist of assets acquired from First Vivos, costs paid to (i) MyoSync, (ii) Lyon Management and Consulting, LLC and its affiliates (“Lyon Dental”), (iii) AFD, and (iv) SCN, from whom we acquired tradenames and referral relationships. The identifiable intangible assets acquired are amortized using the straight-line method over the estimated life of the assets, which ranges between five and 15 years (See Note 6).

Impairment of Long-lived Assets

We review and evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an adverse action or assessment by a regulator. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no quantitative or qualitative indicators of impairment that occurred for the year ended December 31, 2025. Accordingly, no impairment was required.

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

For 2021, the ERTC was 70% of the first ten thousand qualified wages paid per employee each quarter. Accordingly, the credit was limited to approximately $0.7 million. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we accounted for the ERTC by analogy to ASC 450, Contingencies. Accordingly, under ASC 450, entities would treat the ERTCs (whether received in cash or as an offset to current or future payroll taxes) as if they were gain contingencies. When applying ASC 450-30, entities would not consider the probability of complying with the terms of the ERC program but, rather, would defer any recognition in the income statement until all uncertainties are resolved and the income is “realized” or “realizable” (i.e., upon receipt of the funds or formal notice by the IRS that we are entitled to such funds). In our case, we elected to follow a more conservative approach and instead of recognizing a receivable for amounts to be received when the amended tax forms were filed in 2022, it was decided to wait for the notice from IRS and cash was received. As for financial statement presentation, it is believed that either classifying the amounts as a reduction to payroll tax expense (expense off-set is however contrary to U.S. GAAP) or as other income to be acceptable with appropriate disclosure of the election made by us. However, the IRS issued a renewed warning regarding the ERTC on March 7, 2023 urging taxpayers to carefully review the ERTC guidelines. We continue to evaluate additional information from the IRS and elected to disclose the funds received as a separate line item under long-term liabilities on the balance sheet, until more information becomes available from the IRS. With the acquisition of SCN, we acquired $1.7 million of employee retention credit liability. As a result, as of the years ended December 31, 2025 and 2024, approximately $2.9 million and $1.2 million is reflected under long-term liabilities.

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

Research and Development

Costs related to research and development are expensed as incurred and include costs associated with research and development of new products and enhancements to existing products. Research and development costs incurred were less than $0.1 million during each of the years ended December 31, 2025 and 2024. These are recorded on the statement of operations under sales and marketing expense.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of December 31, 2025, the Company’s CODM was the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 18, “Segment Information”, for additional disclosures regarding segment information.

Accounting Pronouncements

Presented below is a discussion of new accounting standards including deadlines for adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Company adopted the standard on January 1, 2025, using a prospective approach. The amendments require enhanced disaggregation of the effective tax rate reconciliation and expanded disclosures of income taxes paid. Refer to Note 12.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10. The amendments in the ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on our financial statement disclosures.

We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $21.2 and $11.1 million for the years ended December 31, 2025 and 2024, respectively, resulting in an accumulated deficit of approximately $125.4 million as of December 31, 2025.

Net cash used in operating activities amounted to approximately $15.3 and $12.7 million for years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had total liabilities of approximately $26.7 million.

As of December 31, 2025, we had approximately $2.0 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in 2024 or 2025 as anticipated, as our product offerings and strategies continue to be refined. As such, we have raised equity capital throughout 2024 and 2025 and will be required to obtain additional financing to satisfy our cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

We expect the acquisition of SCN to increase patient volume, drive top line revenue and lower customer acquisition costs and overhead. However, until a state of cash flow positivity is reached, management is reviewing all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve profitability and positive cash flows, if ever. However, there can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that SCN will not result in the patient volume and financial results within the expected timeline and we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

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

Total consideration for SCN aggregated $8.7 million consisting of $6.0 million in cash consideration, 607,287 shares of unregistered common stock with a fair value of $1.3 million, and contingent “earn out” consideration with an estimated fair value of $1.4 million payable upon the achievement of a financial milestone as specified in the Purchase Agreement. The Company has elected, as an accounting policy, to determine the fair value of equity securities issued in business combinations using the average market price of the Company’s common stock on the Acquisition closing date. Management believes this method appropriately reflects the fair value of the consideration transferred and this policy election will be applied consistently to all future business combinations. The fair value of the earn-out was determined using a Monte Carlo simulation of potential outcomes. The earn-out is payable in the form of restricted common stock equal to $1.5 million based on the volume-weighted average price of the Common Stock for the 30 days immediately preceding the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles. If the financial milestone is not achieved, the contingent consideration will not be paid. The fair value estimates of the net tangible and identifiable intangible assets acquired and liabilities assumed were based on the valuation of their fair values on the Closing Date. Goodwill recorded from this transaction is attributable to SCN’s technical expertise and strategic operations, which are highly complementary to the Company’s existing business. Identifiable intangible assets of $1.9 million consist primarily of $0.4 million of tradenames to be amortized over 4 years and $1.5 million of referral relationships to be amortized over 8 years. The goodwill created by the transaction is deductible for income tax purposes, subject to certain limitations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the estimated fair values of the consideration, the tangible and identifiable intangible assets acquired, and liabilities assumed (in thousands):

Total purchase consideration:
Cash consideration	$6,000
Fair value of common stock consideration	1,304
Fair value of contingent equity consideration	1,350
Total fair value of consideration transferred	$8,654

Identifiable assets acquired and liabilities assumed:
Cash	$865
Accounts receivable	934
Prepaid expenses and other assets	51
Property and equipment	955
Operating and finance lease right-of-use assets	2,573
Intangible assets	1,900
Operating lease liabilities	(2,242)
Liabilities assumed	(2,111)
Total identifiable assets acquired and liabilities assumed	$2,925
Goodwill	5,729
Net assets acquired and liabilities assumed	$8,654

Transaction costs incurred of less than $0.1 million were related to the Acquisition.

The following table reflects our unaudited pro forma operating results for the year ended December 31, 2025 and 2024, respectively, which give effect to the Acquisition of the SCN as if it had occurred effective January 1, 2024. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the SCN Acquisition or transactions between the entities prior to the Acquisition. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired January 1, 2024;

●	Interest expense (including amortization of debt issuance costs) on the Note entered into with the Lender in connection with the Acquisition as if the Note was obtained on January 1, 2024. The interest rate assumed for purposes of preparing this pro forma financial information was 9.0% which is the stated fixed rate throughout the term of the Note; and

●	Given our history of net losses and full valuation allowances, our management estimated an annual effective income tax rate of 0.0%. Accordingly, no income tax adjustments have been recorded resulting from any pro forma adjustments.

	Year Ended December 31,
	2025	2024
(unaudited)
Net Revenue	$21,617	$22,463
Net Loss	$(21,227)	$(11,949)

Revenue and net income attributable to SCN was $4.8 million and $0.4 million for the period of acquisition to the period ended December 31, 2025.

NOTE 4 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the years ended December 31, 2025 and 2024, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	2025		2024

Product revenue
Appliances	$3,277		$5,601
Tooth Positioners	3,210		2,273
Total product revenue	6,487	(1)	7,874	(1)

Service revenue
Sleep testing services	$6,041	(3)	$1,282	(3)
VIP	491	(2)	2,485	(2)
Billing intelligence services	686	(3)	840	(3)
Myofunctional therapy services	337	(2)	609	(2)
Treatment centers	2,179	(2)	-	(2)
Sponsorship/seminar/other	1,222	(3)	1,941	(3)
Total service revenue	10,956		7,157

Total revenue	$17,443		$15,031

(1)	Product revenue from the sale of appliances and tooth positioners is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing service and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

(3)	Sleep testing, treatment center, and other revenue is recognized at a point in time.

Changes in Contract Liabilities

The key components of changes in contract liabilities for years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Beginning balance, January 1	$993	$2,427

New contracts, net of cancellations	969	2,117
Revenue recognized	(1,483)	(3,551)

Ending balance, December 31	$479	$993

The current portion of deferred revenue is approximately $0.5 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0.1 and $1.7 million for the years ended December 31, 2025 and 2024 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $1.6 million at December 31, 2025, $0.4 million at December 31, 2024 and $0.2 million at January 1, 2024. Adjustment to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $0.9 and $0.4 million existed as of December 31, 2025 and 2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and 2024, property and equipment consist of the following (in thousands):

	2025	2024

Furniture and equipment	$3,090	$1,349
Leasehold improvements	3,197	2,479
Construction in progress	-	1,857
Molds and other	406	406
Gross property and equipment	6,693	6,091
Less accumulated depreciation	(2,936)	(2,780)

Net Property and equipment	$3,757	$3,311

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting), two Company-owned dental centers in Colorado, seven diagnostic centers, two treatment centers in Nevada and one treatment center in Detroit. Total depreciation expense for property and equipment was $0.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $8.6 and $2.8 million as of December 31, 2025 and 2024, respectively, consist of the following acquisitions (in thousands):

Acquisitions	2025	2024

Sleep Center of Nevada	$5,729	$-
BioModeling	2,619	2,619
Empowered Dental	52	52
Lyon Dental	172	172
Total goodwill	$8,572	$2,843

Intangible Assets

Intangible assets consist of assets acquired from First Vivos and costs paid to (i) MyoSync, from whom we acquired certain assets related to its OMT service in March 2021, (ii) Lyon Dental, from whom we acquired certain medical billing and practice management software, licenses and contracts in April 2021 (including the software underlying AireO2) for work related our acquired patents, intellectual property and customer contracts and (iii) AFD, from whom we acquired certain U.S. and international patents, trademarks, product rights, and other miscellaneous intellectual property in March 2023, and (iv) SCN, from whom we acquired tradenames and referral relationships. Internal-use software of $2.4 million represents capitalized software development costs for cloud-based ordering platform placed in service early 2025.

The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates five years. The costs paid to MyoSync, Lyon Dental and AFD for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years. The identifiable intangible assets acquired from SCN for tradenames are to be amortized over four years, and the referral relationships are to be amortized over eight years (see Note 3).

As of December 31, 2025 and 2024, identifiable intangible assets were as follows (in thousands):

	2025	2024

Patents and developed technology	$3,802	$2,302
Internal-use software	2,377	117
Trade name	730	330
Other	27	27

Total intangible assets	6,936	2,776
Less accumulated amortization	(2,891)	(2,367)

Net intangible assets	$4,045	$409

Amortization expense of identifiable intangible assets was $0.6 and $0.1 million for the years ended December 31, 2025 and 2024, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

As of December 31,

2026	808
2027	764
2028	761
2029	667
2030	251
Thereafter	794

Total	$4,045

NOTE 7 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of December 31, 2025 and 2024, accrued expenses consist of the following (in thousands):

	2025	2024

Accrued payroll	$1,843	$1,001
Accrued interest expense	1,952	-
Accrued royalties	175	100
Accrued sales tax	799	481
Accrued legal and other	1,219	652
Total accrued liabilities	$5,988	$2,234

NOTE 8 – DEBT, EQUIPMENT FINANCING AND OTHER LIABILITIES

Debt

We had the following outstanding Notes Payable balance as of December 31, 2025, excluding equipment financing:

Principal amount	$10,109
Less: Unamortized debt issuance costs and original issue discount	(2,014)
Total notes payable	$8,095

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

A monitoring fee of 10% of the outstanding balance was charged on the 120-day anniversary of the issuance of the Note (October 7, 2025) to cover Lender’s accounting, legal and other costs incurred in monitoring. The foregoing fee was added to the outstanding balance on the applicable date without any further action by either party.

Beginning on the sixth month anniversary of the issuance, the Lender shall have the right to redeem up to $0.6 million of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within three (3) trading days of the Company’s receipt of such monthly redemption notice. As of December 31, 2025, the Lender redeemed less than $0.1 million.

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

On December 5, 2025, we entered into a Note Purchase Agreement with Avondale Capital, LLC, a Utah limited liability company (“Avondale”), pursuant to which we issued and sold to Avondale a Promissory Note in the original principal amount of $2.1 million. The principal amount of the Avondale Note includes an original issue discount of $0.6 million. We also agreed to pay $6 thousand to Avondale to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was added to the principal amount of the Avondale Note, resulting in a purchase price of for the Avondale Note and gross proceeds to us of approximately $1.5 million. The Avondale Note is not convertible into shares of Common Stock or otherwise. Avondale is an affiliate of Streeterville.

The Avondale Note does not bear interest and no interest will accrue on the Avondale Note unless an event of default occurs as further described below. We have made weekly payments of approximately $70 thousand beginning on December 12, 2025. The Company may prepay the outstanding amount due under the Avondale Note at any time without penalty. The Company intends used the net proceeds from the Avondale Note Financing for working capital and other general corporate purposes. No placement agent was used in connection with the Avondale Note Financing. As of December 31, 2025, we have paid approximately $0.2 million to Avondale.

The Avondale Note is unsecured. In connection with the Avondale Note Financing, the Company has caused Company’s wholly-owned subsidiary, AIM to enter into the Guaranty Agreement, dated December 5, 2025, in favor of Avondale to provide a guarantee of the Company’s obligations to Avondale under the Avondale Note and the other transaction documents.

Equipment Financing

At December 31, 2025 and December 31, 2024, we had the following outstanding notes payable for equipment financing as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount	$753	$-
Total	$753	$-

The maturity of notes payable for equipment financing is as follows (in thousands):

As of December 31,

2026	284
2027	211
2028	162
2029	49
2030	31
Thereafter	16

Total	$753

Interest expense recognized on the condensed consolidated statement of operations was $1.4 million for the period ended December 31, 2025.

Other Liabilities

As of December 31, 2025 and December 31, 2024, other liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Contingent consideration on acquisition of SCN	$1,300	$-
Total	$1,300	$-

The fair value of the contingent consideration was determined using a Monte Carlo simulation of potential outcomes. The contingent consideration is payable in the form of restricted common stock equal to $1.5 million based on the volume-weighted average price of the Common Stock for the 30 days immediately preceding the date on which such financial milestone is achieved. If the financial milestone is not achieved, the contingent consideration will not be paid. The fair value of the contingent consideration was based on the valuation of their fair values on the Closing Date.

This contingent consideration liability is recognized as a liability due to the variability of the potential share settlement and will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the year ended December 31, 2025, we did recognize a gain in change in fair value of contingent consideration of approximately $0.1 million. Significant assumptions included a discount rate of 9% as well as projected revenue derived from internal forecasts with a three-month volatility rate of 20%.

NOTE 9 – PREFERRED STOCK

As of December 31, 2025, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 10 – COMMON STOCK

We are authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. Our Board of Directors may declare dividends payable to the holders of Common Stock.

Common Stock Transactions During the Periods Presented

February 2024 Warrant Exercise Transaction

On February 14, 2024, we entered into a warrant inducement letter agreement (the “February 2024 Inducement Agreement”) with an institutional investor pursuant to which the investor agreed to exercise for cash the entirety of the November 2023 Series B Warrant at an exercise price of $4.02 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.0 million. The February 2024 Inducement Transaction closed on February 20, 2024.

Pursuant to the February 2024 Inducement Agreement, in consideration for the immediate exercise of the November 2023 Series B Warrant in full, the Company agreed to issue to the investor, in a new private placement transaction (the “February 2024 Inducement Transaction”): (i) a 5-year, Series B-1 Common Stock Purchase Warrant to purchase 735,296 shares of our Common Stock at an exercise price of $5.05 per share (the “February 2024 B-1 Warrant”), and (ii) an 18-month, Series B-2 Common Stock Purchase Warrant to purchase 735,296 shares of our Common Stock at an exercise price of $5.05 per share (the “February 2024 B-2 Warrant”, and collectively, the “February 2024 Inducement Warrants” and such aggregate 1,470,592 shares of Common Stock underlying the Inducement Warrants, the “February 2024 Inducement Warrant Shares”). The February 2024 Inducement Warrants are identical to each other, other than their dates of expiration, and are substantially identical to the November 2023 Series B Warrant.

The February 2024 Inducement Warrants contain (i) customary stock-based anti-dilution protection, (ii) a cashless exercise provision in the event the February 2024 Inducement Warrant Shares are not registered for resale at the time of exercise, (iii) beneficial ownership limitations that may be waived at the option of such holder upon 61 days’ notice to the Company, (iv) a put right granting the investor the right to require the Company or its successor to redeem the February 2024 Inducement Warrants in cash for their Black-Scholes value in the event of a Fundamental Transaction (as defined in the February 2024 Inducement Warrants) and (v) other customary provisions for warrants of this type.

As of the date of this Report, the February 2024 B-2 Warrant expired and the February 2024 B-1 Warrant was exercised, in full, in connection with the January 2026 Inducement Transaction described below.

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

The shares of the September 2024 Offering were issued pursuant to a shelf registration statement on Form S-3 that was filed with the SEC (File No. 333-262554) on February 7, 2022 and declared effective on February 14, 2022. A prospectus supplement relating to the September 2024 Offering has been filed with the SEC on September 20, 2024.

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

The shares from the December 2024 Offering were issued pursuant to an effective resale registration statement on Form S-1 that was filed with the SEC (File No. 333-284399) on January 22, 2025 and declared effective on January 30, 2025.

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

June 2025 Private Placement

On June 9, 2025, we entered into a Securities Purchase Agreement (the “June 2025 PIPE SPA”) with V-Co 2. V-Co 2 is an affiliate of Seneca. Pursuant to the June 2025 PIPE SPA, the Company sold to V-Co 2 in a private placement offering (the “June 2025 PIPE Offering”): (i) 828,000 shares (the “June 2025 PIPE Shares”) of Common Stock, (ii) a pre-funded warrant to purchase 725,258 shares of Common Stock (the “June 2025 Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “June 2025 PFW Shares”), and (iii) a Common Stock Purchase Warrant to purchase up to 2,329,886 shares of Common Stock (the June 2025 Common Stock Purchase Warrant, and together with the Pre-Funded Warrant, the “June 2025 Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrant being referred to as the “June 2025 Warrant Shares”).

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

“At-the-Market” Equity Offering

As previously reported on a Current Report on From 8-K filed on February 14, 2025 (the “February 8-K”), on February 14, 2025, pursuant to a prospectus supplement to the Company’s previously filed shelf registration statement on Form S-3 (File No. 333-262554) (the “Prior Shelf Registration”), the Company entered into an At The Market Offering Agreement (the “ATM Sales Agreement”) with HCW, pursuant to which the Company may offer and sell shares of Common Stock from time to time through HCW. The Company did not sell any shares of Common Stock under the Prior Shelf Registration pursuant to the ATM Sales Agreement.

On September 12, 2025, the Company filed a prospectus supplement (the “ATM Pro Supp”) with the SEC pursuant to which the Company may continue, under the ATM Sales Agreement, to sell, from time to time, up to an aggregate sales price of $5,830,572 of its Common Stock (the “ATM Shares”), through HCW as sales agent. HCW will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds of each sale of Shares. In connection with the sale of our ATM Shares on our behalf, HCW will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of HCW will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to HCW with respect to certain liabilities, including liabilities under the Securities Act.

The offer and sale of the ATM Shares have been made pursuant to a shelf registration statement on Form S-3 (File No. 333-284834), as amended (the “New Shelf Registration”), initially filed by the Company with the SEC on February 11, 2025 and declared effective by the SEC on September 10, 2025, as supplemented by the ATM Pro Supp filed with the SEC pursuant to Rule 424(b) under the Securities Act.

During the twelve ended December 31, 2025, the Company sold an aggregate of 1,770,021 ATM Shares at an average price of $3.05 per share through the ATM Sales Agreement, resulting in proceeds of $5.2 million net of commissions. Under the ATM Offering, $2,782,265 million shares of Common Stock remain available for future sales as of December 31, 2025; however, the Company is not obligated to make any sales under this program.

As of December 31, 2025 and 2024 all warrants outstanding have been classified as equity and recorded at fair values of the date of issuance on the Company’s consolidated balance sheets and there have been no further adjustments to their issuance date valuation, The guidance in this ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, has been considered in making this assessment.

NOTE 11 – STOCK AWARDS AND WARRANTS

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

On November 26, 2024, our shareholders approved and adopted the Vivos Therapeutics, Inc. 2024 Omnibus Equity Incentive Plan (or the “2024 Omnibus Plan”). The 2024 Omnibus Plan automatically replaced and superseded the 2019 Plan. Under the 2024 Omnibus Plan, a total of 1,600,000 shares are available for future use. No awards are to be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan and after the 2024 Omnibus Plan became effective any unused shares left in the 2019 Plan are to be retired. At the 2025 Annual Meeting, the Company’s stockholders approved and adopted an amendment to the 2024 Omnibus Plan to increase the number of shares of our Common Stock authorized to be issued pursuant to the 2024 Omnibus Plan from 1,600,000 shares to 4,100,000 shares in the aggregate. We anticipate that the 4,100,000 shares will allow the 2024 Omnibus Plan to operate for several years, although this could change based on other factors, including but not limited to merger and acquisition activity.

The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of December 31, 2025, we had five non-employee directors, two officers, 268 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers twelve employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of December 31, 2025, awards (in the form of options and restricted stock units (“RSU”) for an aggregate of 1,110,487 shares of Common Stock have been issued under our 2024 Omnibus Plan. RSUs totaling 90,000 shares were granted to employees and contractors at an average price of $5.57 per share during the year ended December 31, 2025.

The following table summarizes all stock options as of December 31, 2025 and 2024 (shares in thousands):

	2025				2024
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, at December 31,	1,238		$8.80	8.5	127		$62.45	3.4
Granted	-		-		1,125		2.62
Forfeited	(15)		-		(14)		-

Outstanding, at December 31,	1,223	(3)	$6.83	7.6	1,238	(3)	$8.80	8.5

Exercisable, at December 31,	177	(4)	26.00	2.6	121	(4)	44.22	2.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of December 31, 2025, and 2024 the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of December 31, 2025, and 2024 the aggregate intrinsic value of exercisable stock options was $0.

For the year ended December 31, 2025 no options were granted. For the year ended December 31, 2024, the valuation assumptions for stock options granted under the 2017 Plan, the 2019 Plan and 2024 Omnibus Plan were estimated on the date of grant using the BSM option-pricing model with the following weighted-average inputs and assumptions:

	2025	2024

Grant date closing price of Common Stock	n/a	$2.62
Expected term (years)	n/a	5.8
Risk-free interest rate	n/a	3.8%
Volatility	n/a	140%
Dividend yield	n/a	0%

Based on the inputs and assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the year ended December 31, 2024 was $2.82.

For the years ended December 31, 2025 and 2024, we recognized approximately $0.7 and $0.8 million, respectively, of share-based compensation expense reported under general and administrative expense in the income statement. Unrecognized expense relating to these awards as of December 31, 2025 and 2024 was approximately $2.8 and $3.5 million, respectively, which will be recognized over the weighted average remaining term of 7.6 and 8.5 years, respectively.

Restricted Stock Units

The following table summarizes all RSU granted as of December 31, 2025 and 2024 (shares in thousands):

	2025
	Shares		Price (1)	Term (2)

Outstanding, at December 31,	-		$-	-
Granted	90		$5.57
Forfeited	-		-
Exercised	-		-

Outstanding, at December 31,	90	(3)	$5.57	10

Exercisable, at December 31,	-	(4)	5.57	10

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the RSUs expire.

(3)	As of December 31, 2025, and 2024 the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of December 31, 2025, and 2024 the aggregate intrinsic value of exercisable stock options was $0.

RSU’s are priced on the date of grant and vest over 2 years at the end of the first and second years respectively.

Warrants

Following is a summary of our warrants outstanding for the years ended December 31, 2025 and 2024 (shares in thousands):

	2025			2024
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, at December 31	9,658	$3.22	3.9	2,821	$13.15	4.6
Grants of warrants:
Private placement	3,055			7,125
Consultants for services	-			4
Warrant inducement	-			1,471
Exercised	(180)			(1,739)
Forfeited	(751)			(24)
Outstanding, at December 31	11,782 (3)	$2.44	3.4	9,658 (3)	$3.22	3.9

Exercisable, at December 31	11,745	$2.36	3.3	9,605	$3.10	3.9

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of December 31, 2025, the aggregate intrinsic value of warrants outstanding was $0 million.

For the years ended December 31, 2025 and 2024, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average input and assumptions:

	2025	2024
Measurement date closing price of Common Stock (1)	$1.70	$2.17
Contractual term (years) (2)	4.0	3.7
Risk-free interest rate	4.0%	4.4%
Volatility	148%	140%
Dividend yield	0%	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term.

NOTE 12 - INCOME TAXES

For the years ended December 31, 2025 and 2024, the domestic and foreign components of loss before income taxes consist of the following (in thousands):

	2025	2024

Domestic	$(21,230)	$(11,194)
Canada	-	58
Loss before income taxes	$(21,230)	$(11,136)

For the years ended December 31, 2025 and 2024, we did not recognize any current or deferred income tax expense due to a valuation allowance against all of our net deferred income tax assets. Accordingly, we did not make any cash payments for income taxes for the years ended December 31, 2025 and 2024. A reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate of 21% to the pre-tax domestic loss before income taxes, and the income tax benefit (expense) recognized in the consolidated financial statements is as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025		2024
	Amount	Percent	Amount	Percent

U.S. Federal statutory tax rate	$4,459	21.0%	$2,351	21.0%
Domestic state income taxes, net of Federal income tax effect (1)	639	3.0%	253	2.3%
Reductions in domestic state net operating loss carryforwards:
Changes in apportionment and other	(169)	-0.8%	(26)	-0.2%
Increase in valuation allowance	(470)	-2.2%	(227)	-2.0%
Non-qualified stock option cancellations	(327)	-1.5%	(56)	-0.5%
Non-deductible items	(144)	-0.7%	(121)	-1.1%
Other	140	0.7%	(208)	-1.9%
Increase in U.S. Federal valuation allowance	(4,128)	-19.4%	(1,966)	-17.6%
U.S. Federal tax rate	$-	0.0%	$-	0.0%

(1)	For the year ended December 31, 2024, approximately 73% of the Federal net operating loss was apportioned to 12 domestic state income tax returns whereby the weighted average state income tax rate was approximately 5.2%. Colorado and California comprise the majority of the tax effects in this category.

As of December 31, 2025 and 2024, the principal components of deferred income tax assets and liabilities were as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards:
U.S. Federal	$21,966	$17,598
Domestic rates	2,734	2,274
Lease liability	1,133	352
Intangible assets	530	673
Accrued liabilities	368	184
Stock based compensation	297	528
Property and equipment	111	70
Other	95	98
Total deferred tax assets after valuation allowances	27,234	21,777
Valuation allowances	(26,120)	(21,522)
Total deferred tax assets after valuation allowances	1,114	255

Deferred tax liabilities:
ROU assets	(1,045)	(240)
Goodwill and other	(69)	(15)
Total deferred tax liabilities	(1,114)	(255)

Net deferred tax assets and liabilities	$-	$-

We assess the available positive and negative evidence to determine if it is more likely than not that sufficient future taxable income will be generated to realize the existing deferred income tax assets. A significant piece of objective negative evidence is the cumulative net losses incurred since our inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, valuation allowances of $26.1 million and $20.4 million were recognized as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the valuation allowances increased by $4.6 million and $1.1 million, respectively.

As of December 31, 2025, we have federal net operating loss (“NOL”) carryforwards of $104.6 million. We also estimate that various state NOL carryforwards are available for an aggregate of approximately $66.5 million as of December 31, 2025. The determination of the state NOL carryforwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If federal NOL carryforwards are not utilized, a total of $3.3 million will expire in 2036 and 2037. As of December 31, 2025, the remaining federal NOL carryforwards of $101.3 million have no expiration date.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards if we experience significant ownership changes as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of our NOL carryforwards may be limited in the event there is a cumulative change in ownership of more than 50% among 5% or greater shareholders (or shareholder groups) over any three-year period. We are not currently utilizing our Federal and state NOL carryforwards and have not completed a formal study to determine if any past ownership changes may have triggered limitations under IRC Section 382. The ability to use our remaining NOL carryforwards may be further limited if we experience an IRC Section 382 ownership change in connection with future changes in our stock ownership.

We don’t have any significant uncertain tax positions as of and for the years ended December 31, 2025 and 2024. Accordingly, no interest and penalties related to uncertain tax positions have been recognized in the accompanying consolidated financial statements.

We file income tax returns in the U.S. Federal and various state jurisdictions. We are no longer subject to income tax examinations for Federal income taxes before 2022 or for domestic states before 2021. NOL carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, we may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. Among other things, OBBB permits immediate expensing of domestic research and experimental (“R&E”) costs, modifies the international tax framework, and restores 100% bonus depreciation for certain qualified property. The most significant impact of OBBB for us was that we no longer intend to capitalize R&E costs for 2025 and we plan to continue amortizing R&E costs that were capitalized in prior years. We recognized the effects of OBBB in 2025 which did not have any impact on our annual U.S. Federal effective tax rate.

NOTE 13 – LEASES

Operating Leases

We have entered into various operating lease agreements for certain offices, medical facilities and training facilities. These leases have original lease periods expiring between 2026 and 2034. Most leases include an option to renew and the exercise of a lease renewal option typically occurs at the discretion of both parties. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease until it is reasonably certain that we will exercise that option.

As of December 31, 2025, we are party to three leases in Colorado, nine leases in Nevada, one in Michigan and one in Utah, these leases have an expiration date between 2026 and 2034.

In addition to base rent in these leases, we also pay our proportionate share of the operating expenses, as defined in the leases. These payments are made monthly and adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

Financing Leases

SCN entered into a financing lease agreement during 2024. As of December 31, 2025, the ROU asset and related liability was approximately $168 thousand. The discount rate used was 5% and the remaining term as of December 31, 2025 is 35 months.

As of December 31, 2025 and 2024, the components of lease expense are as follows (in thousands):

Lease cost:	2025	2024

Operating lease cost	$1,038	$483
Financing lease cost	38	-
Total operating lease cost	$1,076	$483

Rent expense is recognized on a straight-line basis over the lease term and is included under general and administrative expense.

As of December 31, 2025 and 2024, the remaining lease terms and discount rate used are as follows (in thousands):

	2025	2024

Weighted-average remaining lease term (years)	5.4	2.8
Weighted-average discount rate	27.2%	8.4%

Supplemental cash flow information related to leases as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Cash flow classification of lease payments:
Cash paid for operating lease liabilities	$1,109	$613
Cash paid for financing lease liabilities	$36	$-

Total cash paid for lease liabilities	$1,145	$613

As of December 31, 2025, the maturities of our future minimum lease payments were as follows (in thousands):

As of December 31,
	Operating	Finance	Total
2026	1,638	62	1,700
2027	1,684	62	1,746
2028	1,323	57	1,380
2029	1,088	-	1,088
2030	1,045	-	1,045
Thereafter	1,813	-	1,813
Total lease payments	8,591	181	8,772
Less: imputed interest	(4,079)	(13)	(4,092)
Total	$4,512	$168	$4,680

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On March 13, 2026, we entered into a confidential joint settlement and release agreement (the “Settlement Agreement”) with Ortho-Tain for the full release, waiver and dismissal-resolution of all claims asserted by the parties against each other in the lawsuit we filed in federal district court in Colorado, Case No. 20 cv 1637 and the lawsuit Orth-Tain, Inc. filed in the United States District Court for the Northern District of Illinois on July 22, 2020.

In June of 2020, we filed a lawsuit in federal district court in Colorado, Case No. 20 cv 1637. Our’ Complaint alleged that we had suffered economic injuries, including lost profits/sales and an injury to its business reputation, as a result of allegedly false, misleading, and defamatory statements made by Ortho-Tain, Inc.’s CEO and legal counsel. In July of 2020, Ortho-Tain, Inc. filed a lawsuit in federal district court in Illinois, Case No. 20 cv 0301. Ortho-Tain’s Complaint alleged that it had suffered economic injuries, including lost profits/sales and an injury to its business reputation, as a result of allegedly unlawful marketing conduct by agents of Vivos.

The Settlement Agreement resolves any claim for relief that was, or could have been alleged, in the foregoing litigation matters. Pursuant to the Settlement Agreement, we will pay Ortho-Tain a confidential sum and, among other considerations, not make use of the phrase “Guide” or “Guides” in the formal product name of any of our oral appliance products and cease direct solicitation and training of independent dental professionals in the use of any Vivos pre-formed tooth positioner products that are competitive with Ortho-Tain. As of December 31, 2025, management recorded an accrual of $250 thousand for the settlement expense under accrued expenses.

There were no new other material commitments or contingencies entered into as of the year ended December 31, 2025 and 2024.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has certain office space leases whereby the entity leasing the office space as the lessor is controlled or owned by an employee of the Company. The details of these leases are as follows:

Lease #1 – 2025 El Dorado modification. In November 2024, SCN entered into an amended office lease agreement for $22,186 per month with an annual 3% increase to the monthly rent effective each succeeding November. The remaining lease term is for approximately nine years as of December 31, 2025. During 2025, the Company paid approximately $156 thousand in fixed rent amounts.

Lease #2 – 2025 Apache modification. In January 2024, SCN entered into an office lease agreement when the previous agreement expired. The monthly amount for the lease is $11,452 and has a remaining lease term of three years as of December 31, 2025. During 2025, the Company paid approximately $80 thousand in fixed rent amounts.

Lease #3 – 2025 Red Rock modification. As of December 31, 2025, the Company has an office lease with five years remaining on its lease term. The monthly lease amount is $12,320 and increases each April by 3%. During 2025, the Company paid approximately $89 thousand in fixed rent amounts.

As of December 31, 2025, the unamortized balance of leasehold improvements related to these leases is approximately $633 thousand and the weighted average remaining useful life of the improvements is approximately 7.5 years.

NOTE 16 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of December 31, 2025 and 2024, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	2025	2024
Calculation of Numerator:
Net loss	$(21,230)	(11,136)

Loss applicable to common stockholders	$(21,230)	$(11,136)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	10,273,881	5,019,886

Net loss per share of Common Stock (basic and diluted)	$(2.07)	$(2.22)

As of December 31, 2025 and 2024, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	2025	2024

Common stock warrants	11,782	9,658
Common stock options and RSU’s	1,223	1,238
Total	13,005	10,896

NOTE 17 - FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2025 and 2024, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the years ended December 31, 2025 and 2024, we did not have any assets and liabilities classified as Level 1 or Level 2. Our warrants are classified as level 3. Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of the years ended December 31, 2025, and 2024 we had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on its bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of December 31, 2025, we had cash and cash equivalents with three financial institutions in the United States with an aggregate balance of $2.0 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of December 31, 2025. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of December 31, 2025, we had five suppliers that accounted for approximately 35% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 18 – SEGMENT INFORMATION

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

	Year Ended December 31,
	2025	2024
Revenue	$17,443	$15,031
Less: (1)
Cost of sales	6,901	6,012
Gross profit	10,542	9,019
Less: (1)
General and administrative	27,727	17,878
Sales and marketing	1,400	1,731
Operating loss (exclusive of depreciation and amortization shown separately below)	(18,585)	(10,590)
Depreciation and amortization	(1,309)	(581)
Other expense	(1,481)	(110)
Other income	145	145
Segment net loss	(21,230)	(11,136)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(21,230)	$(11,136)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker.

Revenue and long-lived tangible assets are all located in the U.S.

NOTE 19 – VARIABLE INTEREST ENTITIES

Variable Interest Entities

We evaluate our involvement with variable interest entities (“VIEs”) to determine whether it is required to consolidate such entities and to provide related disclosures.

Consolidated Variable Interest Entity

AIM Detroit, LLC (“AIM Detroit”) is a limited liability company formed to provide management and administrative services to affiliated clinical practices. We hold an 80% ownership interest in AIM Detroit.

We have determined that AIM Detroit is a variable interest entity because, by design, AIM Detroit’s equity at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Such support includes, among other things, as-needed member funding during the start-up period and credit support arrangements related to equipment financing.

We are the primary beneficiary of AIM Detroit because we has substantive decision-making authority over the activities that most significantly affect AIM Detroit’s economic performance and have the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, AIM Detroit is consolidated in the Vivos’ consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entity

The following table presents the carrying amounts of assets and liabilities of AIM Detroit that are included in the consolidated balance sheet as of December 31, 2025. The assets of AIM Detroit can be used only to settle obligations of AIM Detroit, and the creditors of AIM Detroit do not have recourse to the general credit of the Company.

2025
Current assets
Cash and cash equivalents	$20
Accounts receivable, net of allowance	3

Total current assets	23

Long-term assets
Property and equipment, net	318
Operating lease right-of-use asset	80
Deposits and other	9

Total assets	$430

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$126
Accrued expenses	78
Current portion of operating lease liability	19
Current portion of debt	39
Other current liabilities	2

Total current liabilities	264

Long-term liabilities
Operating lease liability, net of current portion	167
Debt, net of current portion	87

Total liabilities	$518

Noncontrolling Interest

The remaining 20% ownership interest in AIM Detroit is reflected as a noncontrolling interest in the consolidated balance sheets. Net income or loss of AIM Detroit is attributed between the Vivos and the noncontrolling interest in accordance with the AIM Detroit operating agreement. Losses attributable to the noncontrolling interest are allocated even if such allocation results in a deficit noncontrolling interest balance.

Risk Exposure

Vivos’ maximum exposure to loss related to its involvement with AIM Detroit is limited to its investment in AIM Detroit and its variable interests. We have not provided financial or other support to AIM Detroit that it was not previously contractually required to provide. Certain financing arrangements of AIM Detroit include guarantees provided by a related party in their individual capacity; however, the Company is not a guarantor under such arrangements and has no obligation to fund losses beyond its stated exposure.

NOTE 20 – SUBSEQUENT EVENTS

Appointment of Gregg C. E. Johnson to the Board

Effective as of February 4, 2026, the Board pursuant to the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Gregg C. E. Johnson as an independent director of the Board. Mr. Johnson will also serve on the Compensation Committee of the Board.

We agreed to compensate Mr. Johnson with an annual non-employee director cash fee of $48,000 plus $5,000 per membership on a committee of the Board, consistent with its policy for all non-employee directors of the Company. Mr. Johnson is also eligible to receive stock option compensation under the Company’s 2024 Equity Incentive Plan, as amended.

Mr. Johnson has no family relationships with any of the Company’s directors or executive officers, and he is not a party to, and does not have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Mr. Johnson and any other persons pursuant to which he was selected as a director.

January 2026 Warrant Inducement Transaction

On January 15, 2026, we entered into a warrant inducement letter agreement (the “January 2026 Inducement Agreement”) with an institutional investor (the “Holder”), pursuant to which the Holder agreed to exercise for cash the entirety of its January 2023 Warrants, November 2023 Series A Warrants and February 2024 Inducement Warrants at a reduced exercise price of $2.34 per share (with such exercise price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market), resulting in gross proceeds to the Company of approximately $4.6 million. The January 2023 Warrant, the November 2023 Warrant and the February 2024 Inducement Warrant are referred to collectively as the “January 2026 Exercised Warrants.” The resale of the shares of Common Stock underlying the January 2026 Exercised Warrants have been registered pursuant to a Post-Effective Amendment to Form S-1 on a Registration Statement on Form S-3 (File No. 333-278564), which became effective with the SEC on January 7, 2026.

Pursuant to the January 2026 Inducement Agreement, in consideration for the immediate exercise of the January 2026 Exercised Warrants in full for cash, the Company agreed to issue to the Holder, in a private placement transaction: (i) a five-year, Series A Common Stock Purchase Warrant to purchase up to 1,982,356 shares of Common Stock at an exercise price of $2.09 per share, and (ii) a 24-month, Series B Common Stock Purchase Warrant to purchase up to 1,982,356 shares of Common Stock at an exercise price of $2.09 per share (collectively, the “January 2026 Inducement Warrants” and such aggregate 3,964,712 shares of Common Stock underlying the Inducement Warrants, the “January 2026 Inducement Shares”). The January 2026 Inducement Warrants are identical to each other, other than their dates of expiration and the absence of a “Black-Scholes put right” in the Series B Inducement Warrant. The transactions contemplated by the January 2026 Inducement Agreement closed on January 20, 2026.

We have filed with the SEC such registration statement registering shares of Common Stock underlying the January 2026 Inducement Warrant on Form S-3 (File No. 333-293492) on February 17, 2026. Under the January 2026 Inducement Agreement, we have agreed to use our commercially reasonable efforts to have such registration statement declared and be continuously effective.

Ortho-Tain Settlement Agreement

On March 13, 2026, we entered into a confidential joint settlement and release agreement (the “Settlement Agreement”) with Ortho-Tain for the full release, waiver and dismissal-resolution of all claims asserted by the parties against each other in the lawsuit we filed in federal district court in Colorado, Case No. 20 cv 1637 and the lawsuit Orth-Tain, Inc. filed in the United States District Court for the Northern District of Illinois on July 22, 2020. The settlement has been paid in full as of the date of this Report. Refer to Note 14.

January 2026 V-Co Investors 3 LLC Note

On January 15, 2026, we entered into an unsecured convertible promissory note in favor of V-Co Investors 3 LLC (“V-Co 3”) in the maximum principal amount of up to $5,500,000 (the “V-Co 3 Note” and the maximum principal amount, inclusive of the original issuance discount described below, the “Maximum Principal”). V-Co 3 is an affiliate of Seneca.

The purpose of the V-Co 3 Note is to provide advanced funding and support to the Company in connection with a proposed equity financing of the Company in the aggregate amount of up to $5,500,000 (the “Subsequent Financing”).

On January 15, 2026, V-Co funded an initial $900,000 to the Company under the V-Co 3 Note. At any time until the close of business day on February 16, 2026, or the “Outside Date”, V-Co shall advance funds and confirm such amount in advance to the Company, up to the Maximum Principal. The Maximum Principal shall include a ten percent (10%) original issuance discount of the aggregate Maximum Principal as a financing fee to V-Co 3.

The V-Co 3 Note does not bear any interest, except in the case of an event of default, which is defined as (i) the Company fails to pay the principal or any accrued interest under the V-Co 3 Note on demand, (ii) the Company fails to observe or perform any other material covenant, obligation, condition or agreement in any material respect contained in the V-Co 3 Note, (iii) the Company’s voluntary bankruptcy or (iv) an involuntary bankruptcy is commenced against the Company. Upon the occurrence of any event of default, interest shall accrue on the V-Co 3 Note at a rate equal to fifteen percent (15%) per annum and shall be computed on the basis of a 365-day year.

In the event of a Subsequent Financing prior to the Outside Date, all principal under the V-Co 3 Note shall automatically convert dollar-to-dollar, without any further action required on the part of V-Co or the Company, into such equity instruments of the Company as are issued in the Subsequent Financing. The Subsequent Financing may, but is not required to be, led by V-Co. Following the Outside Date, the Company may repay all or any portion of the outstanding principal amount and any accrued interest of the V-Co 3 Note in whole or in part without penalty.

On March 31, 2026, we entered into an equity financing with V-Co 3 and accordingly, $1,400,000 of the V-Co 3 automatically converted into such equity financing. For more information, please refer to “March 2026 PIPE Offering” below.

March 2026 PIPE Offering

On March 31, 2026, the Company entered into a Securities Purchase Agreement (the “March 2026 PIPE SPA”) with V-Co 3.

Pursuant to the March 2026 PIPE SPA, the Company sold to V-Co 3 in a private placement offering (the “March 2026 PIPE Offering”): (i) 1,353,625 shares (the “March 2026 PIPE Shares”) of Common Stock, (ii) a pre-funded warrant to purchase 429,957 shares of Common Stock (the “March 2026 Pre-Funded Warrant”, with the shares of Common Stock underlying the Pre-Funded Warrant being referred to as the “March 2026 PFW Shares”), (iii) a Series A Common Stock Purchase Warrant (the “March 2026 Series A Warrant”) to purchase up to 1,783,582 shares of Common Stock and (iv) a Series B Common Stock Purchase Warrant to purchase up to 1,783,582 shares of Common Stock (the “March 2026 Series B Warrant”, and together with the Series A Warrant, the “March 2026 Common Stock Purchase Warrants”, and together with the Pre-Funded Warrant, the “March 2026 Warrants”, and with the shares of Common Stock underlying the Common Stock Purchase Warrants being referred to as the “March 2026 Warrant Shares”).

V-Co 3 paid a purchase price of $1.34 for each March 2026 PIPE Share and March 2026 Pre-Funded Warrant Share and associated March 2026 Common Stock Purchase Warrants, with such price being established for purposes of compliance with the listing rules of the Nasdaq Stock Market LLC. The March 2026 PIPE Offering closed on March 31, 2026. The Company received $850,000 in cash proceeds upon the closing of the March 2026 PIPE Offering. Additionally, $1,400,000 previously funded by V-Co 3 under the V-Co 3 Note automatically converted into the PIPE Offering. The gross proceeds funded under the V-Co 3 Note exclude an original issue discount of $140,000 paid by the Company in connection with previous funding under the V-Co 3 Note. The Company expected to use the net proceeds from the March 2026 PIPE Offering for general working capital purposes. No placement agent was used in connection with the March 2026 PIPE Offering.

Both March 2026 Common Stock Purchase Warrants have an exercise price of $1.09 per share and became exercisable immediately as of the date of issuance. The March 2026 Common Stock Purchase Warrants are identical to each other, other than their dates of expiration (the March 2026 Series A Warrant has a term of two years and the March 2026 Series B Warrant has a term of five years). The March 2026 Pre-Funded Warrant has a term ending on the complete exercise of the March 2026 Pre-Funded Warrant, an exercise price of $0.0001 per share and became exercisable immediately as of the date of issuance. The March 2026 Warrants also contain customary stock-based (but not price-based) anti-dilution protection as well as beneficial ownership limitations preventing Seneca or its affiliates from exercising March 2026 Warrants if such exercise would result in Seneca or its affiliates from owning in excess of 19.99% of the then outstanding Common Stock.

The terms of the March 2026 PIPE SPA require the Company to file a registration statement on Form S-3 or other appropriate form registering the March 2026 PIPE Shares, the March 2026 PFW Shares and the March 2026 Warrant Shares (collectively, the “March 2026 Registerable Securities”) for resale no later than 45 days of the closing of the March 2026 PIPE Offering and to use commercially reasonable best efforts to cause such resale registration statement to be effective within 90 days of the closing of the March 2026 PIPE Offering. The Company must also use its commercially reasonable efforts to keep such resale registration statement continuously effective (including by filing a post-effective amendment to such resale registration statement or a new registration statement if such resale registration statement expires) for a period of three (3) years after the date of effectiveness of such resale registration statement or for such shorter period as such securities no longer constitute March 2026 Registrable Securities, subject to certain limitations specified in the March 2026 PIPE SPA.

The March 2026 PIPE SPA further provides that the Company shall pay V-Co 3 in the amount equal to $50,000 for the fees and expenses of V-Co 3’s counsel incurred in connection with the March 2026 PIPE Offering. The March 2026 PIPE SPA also includes standard representations, warranties, indemnifications, and covenants of the Company and V-Co 3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S.; and;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2025.

Auditor’s Attestation of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting as long as we are a smaller reporting company pursuant to the provisions of Rule 12b-2 of the Exchange Act.

Changes in Internal Control over Financial Reporting

We made no changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text set forth the names and ages of our directors and executive officers as of the date of the Report. The Board is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person:

Name	Age	Position and Offices With the Company
R. Kirk Huntsman	68	Co-founder, Chairman of the Board, and Chief Executive Officer
Bradford Amman	64	Chief Financial Officer
Ralph E. Green	86	Director
Anja Krammer	58	Director
Mark F. Lindsay	62	Director
Leonard J. Sokolow	69	Director
Matthew Thompson	63	Director
Gregg C. E. Johnson	61	Director

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

Anja Krammer joined our board of directors in June 2020. Ms. Krammer served previously as the Chief Executive Officer of Turn Biotechnologies, a development stage company focused on reversing aging and age-related diseases from early 2020 until October 2025. From 2013 through 2018, she co-founded, served as President, Secretary and a director of BioPharmX, a specialty pharmaceutical company where she led the initial public offering onto the New York Stock Exchange in 2015. Ms. Krammer served as Principal/Founder of MBI, Inc., a management consulting firm beginning in January 1998. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture-backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris—Sorbonne. Ms. Krammer currently serves on the board of directors of Turn Biotechnologies.

Mark F. Lindsay joined our board of directors in June 2020. Since 2008, he has served as a consultant and the director of the healthcare and pharmaceuticals practices group with the Livingston Group. From February 2001 through September 2008, Mr. Lindsay was with UnitedHealth Group, one of the world’s largest healthcare companies, where he held a number of senior positions including President of the AARP Pharmacy Services Division and Vice President of Public Communications and Strategy. In 2008, he served on President Obama’s transition team. From May 1996 through January 2001, Mr. Lindsay served in President Clinton’s White House as Assistant to the President for the Office of Management and Administration. His areas of responsibility included the White House Military Office, which managed Air Force One; The White House Communications Agency; the Medical Unit and Camp David; running the White House Operations; and the Executive Office of the President’s Office of Administration, which was responsible for finance, information systems, human resources, legal/appropriations and security. Mr. Lindsay’s office was responsible for the logistics of all domestic and international Presidential travel and special air missions. President Clinton selected Mr. Lindsay to be the operational lead for the White House’s 2001 transition preparation and execution. From 1994 through 1997, Mr. Lindsay served as senior legislative aid and counsel to Congressman Louis Stokes (D-OH). He worked closely with Democrats and the Congressional Black Caucus on a number of business and economic issues. He was also a member of Senator Hillary Clinton’s Minnesota Finance Committee for her 2008 Presidential campaign. Mr. Lindsay holds a graduate degree from Macalester College in St. Paul, Minnesota; a Juris Doctorate from Case Western Reserve University School of Law; a master’s degree in international Affairs from Georgetown University; and a graduate degree from the Advanced Management program at the University of Pennsylvania’s Wharton Business School. He i a member of the District of Columbia Bar.

Leonard J. Sokolow joined our board of directors in June 2020. Since September 2023, Mr. Sokolow has served as co-Chief Executive Officer of SKYX Platforms Corp. (Nasdaq: SKYX) and since December 2025 as its Chief Executive Officer. He had served as in independent director and board committee member of SKYX Platforms since 2015 and continues to serve respectively as a board member and as a member of its Corporate Development Committee. Corp of that company. From 2015 to August 2023, Mr. Sokolow served as Chief Executive Officer and President of Newbridge Financial, Inc., a financial services holding company. From 2015 to July 2022 Mr. Sokolow served as Chairman of Newbridge Securities Corporation, Newbridge Financial, Inc.’s full service broker-dealer. From August 2022 to August 2023 Mr. Sokolow served as CEO of Newbridge Securities Corporation and Newbridge Financial Services Group, Inc., Newbridge Financial, Inc.’s, full service registered investment adviser. From 2008 through 2012, he served as President and Vice Chairman of National Holdings Corporation, a publicly traded financial services company. From November 1999 until January 2008, Mr. Sokolow was Chief Executive Officer and President, and a member of the Board of Directors, of vFinance Inc., a publicly traded financial services company, which he cofounded. Mr. Sokolow was the Chairman of the Board of Directors and Chief Executive Officer of vFinance Inc. from January 2007 until July 2008, when it merged into National Holdings Corporation. From 1994 to 1998, Mr. Sokolow was founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end registered investment company. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick. Since June 2006, Mr. Sokolow has served on the Board of Directors of Consolidated Water Company Ltd. (Nasdaq: CWCO) and as Chairman of its Audit Committee; as well as a member of its Nominations and Corporate Governance Committee since 2011. Mr. Sokolow received his B.A. and J.D. degrees from the University of Florida and a Masters of Law in Taxation from New York University Law School and remains a Certified Public Accountant. Our Audit Committee has determined that Mr. Sokolow meets the statutory requirements to serve as an “audit committee financial expert” for Nasdaq purposes.

Matthew Thompson, M.D. joined our board of directors in June 2020. In 2025, Dr. Thompson became the Executive Vice President and Chief Medical Officer of Endologix LLC. In 2025, Dr. Thompson became the Chief Executive Officer and in 2024, he became a Director of Life Seal Vascular. Prior to January 2025 and since 2021, he was the President and Chief Executive Officer (CEO) of Endologix LLC. Previous to his tenure with Endologix LLC, Dr. Thompson was the Professor of Vascular Surgery at St George’s, University of London and Staff Surgeon in the Department of Vascular Surgery at the Heart, Vascular and Thoracic Institute, Cleveland Clinic Foundation, Ohio. Dr. Thompson trained at Cambridge, St Bartholomew’s Hospital, the University of Leicester and Adelaide. He studied corporate innovation at Stanford University, Graduate School of Business. His awards include a Hunterian Professorship, the Moynihan travelling fellowship and the gold medal for the intercollegiate examination. His named lectures include the Kinmonth Lecture (Vascular Society Great Britain and Ireland), the British Journal of Surgery Lecture (Vascular Society Great Britain and Ireland), and the Chee Song Memorial Lecture (British Society of Endovascular Therapy). He has published over 400 peer reviewed articles. His clinical interests were in the treatment of aortic disease and endovascular surgery. His research interests include health service outcome research, clinical trials, and translational investigations into aortic disease. Dr. Thompson is the editor of the Oxford Textbook of Vascular Surgery and the Oxford Handbook of Vascular Surgery. He has been the clinical director for three London-wide service reconfigurations (cardiovascular disease, major trauma, and emergency services). He was Chair of the National Specialized Commissioning Clinical Reference Group for Vascular Services. He is a founder of the British Society for Endovascular Therapy, a past Council Member of the Vascular Society, was Chairman of the Vascular Society Annual Scientific Meeting and was awarded a Lifetime Achievement Award by the Vascular Society of Great Britain and Ireland in 2017.

Gregg C.E. Johnson, joined our board of directors in February 2026. He previously served as Secretary of the Company from July 2016 until July 2020, and a director of the Company from July 2016 until March 2018. Mr. Johnson received his Juris Doctorate degree in 1988 from Osgoode Hall Law School in Toronto, Canada, and was admitted as a lawyer in Alberta in 1989. He also has extensive experience in corporate compliance and senior management of high-growth entrepreneurial companies. Since May 2022, Mr. Johnson has acted as a director of Omnia Resource Development Corporation, a private company engaged in early-stage resource delineation, development and resale of mineral properties. From October 2021 to February 2024, Mr. Johnson was a director and Chief Executive Officer of Serenus Global Inc., a privately held fast growing controlled substance company based in Tempe, Arizona and Calgary, Alberta. From January 2018 to November 2021, he was the Chief Executive Officer of Upeva, Inc., which provided business advisory services pertaining to capital markets, corporate finance, mergers and acquisitions, crowdfunding, and NASDAQ compliance. Mr. Johnson was the primary advisor to Arizona based VirTra, Inc. and was instrumental in VirTra’s successful effort to list on NASDAQ. From March 2010 to December 2016, Mr. Johnson served as President and Chief Executive Officer of Summit Capital Corp. and Summit Capital (USA), Inc., respectively. From March 2006 to May 2010, Mr. Johnson served as the Executive Vice President and Chief Operating Officer of SKYE International, Inc., a company that developed and produced tankless water heaters. His career has included experience in all stages of public company development and venture capital for emerging growth companies across Canada and the United States. Except as otherwise provided by law, each director shall hold office until either their successor is elected and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board.

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

Gregg C.E. Johnson. – Our Board believes that Mr. Johnson’s qualifications to serve on our Board include his experience in law, business, corporate compliance and emerging companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board.

Director Independence

Under Nasdaq standards, a director is not “independent” unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has affirmatively determined that Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green, Mr. Sokolow and Mr. Johnson are “independent directors,” and Mr. Huntsman is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

R. Kirk Huntsman is our Chairman of the Board as well as our Chief Executive Officer. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We believe that the presence of six independent members of our Board ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board holds executive sessions in which only independent directors are present.

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

Board of Directors Overview

Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least three members. Our Board presently consists of seven members. Our Board has determined that six of our directors – Ms. Krammer, Mr. Lindsay, Dr. Thompson, Dr. Green, Mr. Sokolow and Mr. Johnson – to be independent under the rules of the Nasdaq Stock Market, after taking into consideration, among other things, those transactions described under “Certain Transactions”. Mr. Huntsman serves as Chairman of the Board and is Chief Executive Officer and is a “non-independent director,” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The Board does not have a lead director; however, recognizing that the Board is composed almost entirely of outside directors, in addition to the Board’s strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board to maintain effective oversight of management. At each annual meeting of stockholders, members of our Board are elected to serve until the next annual meeting and until their successors are duly elected and qualified.

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The following table sets forth the composition of the three standing committees of our Board:

Name	Board	Audit	Compensation	Nominating and Governance
Mr. Huntsman	Chair
Mr. Green	X	X	X
Ms. Krammer	X	X		X
Mr. Lindsay	X		Chair
Mr. Sokolow (audit committee financial expert)	X	Chair		X
Mr. Thompson	X		X	Chair
Mr. Johnson			X

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

Compensation Committee. The Compensation Committee has four members that are independent directors, including Mr. Lindsay, Dr. Thompson, Dr. Green and Mr. Johnson. Mr. Lindsay serves as the chair of the Compensation Committee. Our Compensation Committee has adopted a written charter, and a copy of this charter is posted on the Corporate Governance section of our website, at www.vivos.com (click “Investor Relations” and “Governance”).

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

Number of Meetings

During the fiscal year ended December 31, 2025, our Board of Directors met eight times, the audit committee met five times, the compensation committee met five times, and the nominating and corporate governance committee did not meet. In the fiscal year ended December 31, 2025, our directors attended 97% of the meetings of the Board and committees on which he or she served as a member. The foregoing statistics does not account for Mr. Johnson who was appointed as a member of the Board subsequent to the fiscal year ended December 31, 2025.

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

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors who served the Board during the financial year ended December 31, 2024 attended our 2025 virtual annual meeting of stockholders held on November 4, 2025.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include our current Chief Executive Officer, our current Chief Financial Officer and our other most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

Name and Position	Year	Salary	Bonus	Stock Award	Option Award		Non-Equity Incentive Comp-ensation		Non-Qualified Deferred Comp-ensation	All Other Compensation		Total

R. Kirk Huntsman(1)	2025	$445,481	$-	$-	-		$43,829	(4)	$-	$21,774	(5)	$511,084
Chief Executive Officer	2024	$408,700	$-	$-	$801,578	(3)	$77,695	(4)	$-	$18,933	(5)	$1,306,906

Bradford Amman(2)	2025	$315,964	$-	$-	-		$19,474	(4)	$-	$22,140	(5)	$357,578
Chief Financial Officer	2024	$267,637	$-	$-	$390,824	(3)	$26,364	(4)	$-	$21,094	(5)	$705,919

(1)	Mr. Huntsman has served as Chief Executive Officer of our company since September 2016. Since November 2015, Mr. Kirk Huntsman served as Chief Executive Officer of First Vivos, Inc., a wholly owned subsidiary of our company, which we acquired in August 2016.

(2)	Mr. Amman joined our company as Chief Financial Officer in October 2018.

(3)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 11 to our audited financial statements for the fiscal year ended December 31, 2025 and 2024.

(4)	Represents annual incentive compensation in accordance with terms of individual employment agreement.

(5)	Company contributions towards health insurance premiums in 2025 and 2024.

Executive Employment Agreements

Amended and Restated CEO and CFO Employment Agreements

On September 7, 2024, the Board, with the recommendation of the Compensation Committee and with reference to data provided by a third-party compensation consultant, reviewed and approved amended and restated employment agreements for each of R. Kirk Huntsman, the Company’s Chief Executive Officer, and Bradford Amman, the Company’s Chief Financial Officer, Secretary and Treasurer that took effect on January 1, 2025 (collectively, the “Amended Employment Agreements”). The Amended Employment Agreements superseded and replaced in their entirety each of Mr. Huntsman’s and Mr. Amman’s Employment Agreements with the Company, dated October 8, 2020. The capitalized terms used below will have the meanings set forth in the Amendment Employment Agreements unless otherwise defined herein.

Description of the Amended Employment Agreements

The Amended Employment Agreements provides Mr. Huntsman and Mr. Amman, respectively, for: (i) a base salary of $450,000 and $320,000, an increase from $389,595 and $259,648, respectively (ii) a target annual cash incentive compensation bonus equal to 75% and 50% of their respective base salary, payable semi-annually; (iii) Mr. Huntsman and Mr. Amman continued participation in the Company’s long-term equity compensation programs with anticipated future grants having a grant date value that does not exceed 10% and 100% of their respective base salary; and (iv) participation in the Company’s standard employee benefit plans and programs available to the Company’s executives.

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

Mr. Huntsman does not receive any additional compensation for his service as a member of the Board.

Both Mr. Huntsman and Mr. Amman have entered into the Company’s new standard form of Employee Confidential Information and Invention Assignment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025.

			Number of Securities Underlying		Option	Option
	Grant		Unexercised Options		Exercise	Expiration
Name	Date		Exercisable	Unexercisable	Price	Date

R. Kirk Huntsman:
	6 /16/21	(2)	5,000	-	$141.00	6/16/26
	2 /25/22	(2)	5,000	-	$81.75	2/25/27
	12 /23/22	(1)	13,333	-	$12.00	12/23/27
	12 /23/22	(2)	4,800	1,200	$12.00	12/23/27
	6/20/24	(2)	8,000	12,000	$2.38	6/20/29
	9/7/24	(3)	-	315,421	$2.64	9/7/34

Total for Mr. Huntsman			36,133	328,621

Bradford Amman:
	8 /31/21	(2)	2,000	-	$131.50	8/31/26
	2 /25/22	(2)	2,000	-	$81.75	2/25/27
	12 /23/22	(2)	6,400	1,600	$11.93	12/23/27
	6/20/24	(2)	6,000	9,000	$2.38	6/20/29
	9/7/24	(3)	-	149,533	$2.64	9/7/34

Total for Mr. Amman			16,400	160,133

(1)	Stock option grant is fully vested on the grant date.

(2)	Stock option grant vests 20% on the grant date and 20% on each successive anniversary through the following four years.

(3)	Stock option grant vests and becomes exercisable in three installments subject to achievement of the following three performance metrics: (1) quarter over quarter revenue growth of at least 15% over the same prior year quarter, (2) total stockholder return from date of grant, and (3) positive cash flow for two consecutive quarters.

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

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid In Cash	Stock Awards $	Option Awards $ (6)	Total

Leonard J. Sokolow (1)	$63,000	$-	$-	$63,000
Matthew Thompson, M.D. (2)	$63,000	$-	$-	$63,000
Mark F. Lindsay (3)	$58,000	$-	$-	$58,000
Anja Krammer (4)	$58,000	$-	$-	$58,000
Ralph E. Green, DDS, MBA (5)	$58,000	$-	$-	$58,000

(1)	Mr. Sokolow commenced service as a member of the Board on June 19, 2020.

(2)	Mr. Thompson commenced service as a member of the Board on June 19, 2020.

(3)	Mr. Lindsay commenced service as a member of the Board on June 19, 2020.

(4)	Ms. Krammer commenced service as a member of the Board on June 19, 2020.

(5)	Mr. Green commenced service as a member of the Board on June 19, 2020.

(6)	Stock option award value was based upon a Black-Scholes valuation calculation at the date of the stock option grant. We provide information regarding the assumptions used to calculate the value of all stock option awards made to named executive officers in Note 11 to our audited financial statements for the fiscal year ended December 31, 2025.

Equity Compensation Plan Information

The following table summarizes the outstanding number of awards granted under the 2017 Plan, the 2019 Plan and the 2024 Omnibus Plan as of December 31, 2025.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2017 Plan (1)	53,333	$—	—
2019 Plan (2)	174,380	$—	—
2024 Omnibus Plan (3)	1,600,000	$—	489,513
Total	1,827,713	$6.83	489,513

(1)	The 2017 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 53,333 shares for issuance under the 2017 Plan.

(2)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 174,380 shares for issuance out of which 10,000 shares have been exercised under the 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan.

(3)	The 2024 Omnibus Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,600,00 shares for issuance under the 2024 Omnibus Plan.

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

The number and type of shares available under the 2019 Plan and any outstanding award, as well as the exercise or purchase prices of any award, as applicable are subject to customary adjustments in the event of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the common stock as a class without our receipt of consideration.

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

Eligible Participants. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of December 31, 2025, we had five non-employee directors, two officers, 268 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers, ten employees, and three consultants.

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

Share Reserve. Subject to adjustment as provided below, the maximum aggregate number of shares of common stock that may be issued pursuant to Awards granted under the 2024 Omnibus Plan will be 1,600,000 shares of common stock (the “Share Pool”). No awards will be granted under the 2019 Plan or any other prior plan on or after the effective date of the 2024 Omnibus Plan. Shares of common stock granted under the 2024 Omnibus Plan will consist, in whole or in part, of authorized and unissued common stock, of treasury common stock, or of common stock purchased on the open market.

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

SARs. A SAR is an unfunded and unsecured promise to deliver common stock or cash equal to the appreciation of the Fair Market Value of a common stock over an exercise price. The per-common stock exercise price of a SAR will not be less than the Fair Market Value per common stock on the date of grant. Each SAR will be vested and exercisable at such time, in such manner and subject to such terms and conditions as the Compensation Committee may, in its discretion, specify in the applicable award agreement or there after. Upon exercise of a SAR, the holder will receive the value of the appreciation in the common stock subject to the SAR over the exercise price. SARs will be permitted to be settled in cash or common stock or a combination, as determined by the Compensation Committee. The maximum term for a SAR is 10 years.

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

U.S. Federal Income Tax Consequences

The United States federal income tax consequences of the issuance and/or exercise of equity-based awards under the 2024 Omnibus Plan are as follows. The summary is based on the law as in effect on December 31, 2025. The summary does not discuss state or local tax consequences or non-U.S. tax consequences.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of our common stock as of April 13, 2026, for:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each named executive officer;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Vivos Therapeutics, Inc., 7921 Southpark Plaza, Suite 210, Littleton, Colorado 80120. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 13,486,006 shares of our common stock outstanding April 13, 2026.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock underlying convertible securities of our company held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 13, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Owned
Name of Director and Officer Beneficial Owners	Number	Percent

R. Kirk Huntsman (2)	109,194	*	%
Bradford Amman (3)	16,480	*	%
Mark F. Lindsay (4)	7,067	*	%
Anja Krammer (5)	7,067	*	%
Ralph E. Green, DDS, MBA (6)	7,067	*	%
Leonard J. Sokolow (7)	7,467	*	%
Matthew Thompson, M.D. (8)	7,067	*	%
Gregg C. E. Johnson (9)	3,997	*	%
All executive officers and directors as a group (8 persons) (10)	165,406	1.23%

	Shares of Common Stock Owned
Name of 5% Stockholder Beneficial Owners	Number	Percent

V-CO Investors, LLC and affiliates (1)	2,696,123	19.99%
All 5% stockholders as a group (1 person)	2,696,123	19.99%

* Less than 1%.

(1)

Per Schedule 13D filed on April 2, 2026: (i) V-CO Investors, LLC, a Wyoming limited liability company (“V-CO”), is the direct holder of 514,498 shares of our common stock, (ii) V-CO Investors 2, LLC, a Wyoming limited liability company (“V-CO2”), is direct holder of 828,000 shares of our common stock and (iii) V-CO Investors 3, LLC, a Wyoming limited liability company (“V-CO3”), is the direct holder of 1,353,625 shares of our common stock. Each of V-CO, V-CO2 and V-CO3 have the power to dispose of and the power to vote the shares owned by it, which power may be exercised by the manager of each of V-CO, V-CO2 and VCO-3, SP Manager, LLC (“Manager”). As affiliates, V-CO, V-CO2 and VCO-3 beneficially own 2,696,123 shares of common stock representing 19.99% of our outstanding common stock. The Manager is the investment manager of each of V-CO, V-CO2 and VCO-3. Michael C. Skaff is the managing director of the Manager and of New Seneca Partners. The Manager and Michael C. Skaff may be deemed to beneficially own the common stock directly beneficially owned by V-CO, V-CO2 and VCO-3. Each of V-CO, V-CO2 and VCO-3, the Manager and Mr. Skaff disclaim beneficial ownership with respect to any shares other than the shares directly beneficially owned by each entity or individual. The principal business address of the foregoing entities and Mr. Skaff is 18000 Mack Avenue, Grosse Pointe, MI 48230.

The foregoing excludes (i) 3,220,266 shares of common stock issuable to V-CO upon the exercise of certain common stock warrants; and (ii) 2,705,768 shares of common stock issuable to V-CO upon the exercise of certain pre-funded warrants. The foregoing also excludes (i) 2,329,886 shares of common stock issuable to V-Co 2 upon the exercise of certain common stock warrants; and (ii) 725,258 shares of common stock issuable to V-Co 2 upon the exercise of certain pre-funded warrants. The foregoing further excludes (i) 429,957 shares of common stock issuable to V-Co 3 upon exercise of a pre-funded warrant; (ii) 1,783,582 shares of common stock issuable to V-Co 3 upon exercise of a Series A Warrant; and (iii) 1,783,582 shares of common stock issuable to V-Co 3 upon exercise of a Series B Warrant. Each of these are excluded due to a beneficial ownership blocker provision under which the holder thereof does not have the right to exercise any of the foregoing to the extent that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 19.99% of the outstanding common stock. Without such blocker provisions, V-CO may be deemed to have beneficial ownership of an additional 5,926,034 shares; V-Co 2 may be deemed to have beneficial ownership of an additional 3,055,144 shares; V-Co 3 may be deemed to have beneficial ownership over an additional 3,997,121 shares; and SP Manager LLC, and Michael C. Skaff may have been deemed to have beneficial ownership of an additional 12,978,299 shares.

(2)	R. Kirk Huntsman beneficially owns (i) indirectly 69,600 shares of common stock through Coronado V Partners, LLC, of which Mr. Huntsman is a member and manager and (ii) 3,461 shares of common stock purchased in the open market. Includes 36,133 shares of common stock issuable upon exercise of options held by R. Kirk Huntsman, all of which are exercisable within 60 days. Excludes 328,621 shares of common stock underlying unvested options. R. Kirk Huntsman and his wife are the members and managers of Coronado V Partners, LLC. As such, Mr. Huntsman may be deemed to have shared voting and dispositive power of all securities beneficially owned by Coronado V Partners, LLC reported herein.

(3)	Bradford Amman is our Chief Financial Officer, Treasurer and Secretary. Includes 16,400 shares of common stock issuable upon exercise of options, all of which are exercisable within 60 days, and 80 shares of common stock purchased in the open market. Excludes 160,133 shares of common stock underlying unvested options.

(4)	Includes 7,067 shares of common stock issuable upon exercise of options held by Mark F. Lindsay, all of which are exercisable within 60 days.

(5)	Includes 7,067 shares of common stock issuable upon exercise of options held by Anja Krammer, all of which are exercisable within 60 days.

(6)	Includes 7,067 shares of common stock issuable upon exercise of options held by Ralph E. Green, DDS, MBA, all of which are exercisable within 60 days.

(7)	Includes 7,467 shares of common stock issuable upon exercise of options held by Leonard J. Sokolow, all of which are exercisable within 60 days.

(8)	Includes 7,067 shares of common stock issuable upon exercise of options held by Matthew Thompson M.D., all of which are exercisable within 60 days.

(9)	Includes 3,997 shares of common stock held by an affiliate of Gregg C.E. Johnson.

(10)	Includes: (i) 88,268 shares of common stock issuable upon exercise of options held by this group, of which all are exercisable within 60 days. Excludes 488,754 shares of common stock underlying unvested options.

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

Our Audit Committee is responsible for reviewing each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, cancelling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the Audit Committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee will report its action with respect to any related party transaction to the board of directors.

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

Indemnification of Directors and Officers

Our Certificate of Incorporation and bylaws provide that, to the fullest extent permitted by the laws of the State of Delaware, any officer or director of our company, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was or has agreed to serve at our request as a director, officer, employee or agent of our company, or while serving as a director or officer of our company, is or was serving or has agreed to serve at the request of our company as a director, officer, employee or agent (which includes service as a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation claims for monetary damages against Indemnitee to the fullest extent permitted under Section 145 of the Delaware General Corporation Law as in existence on the date hereof.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Baker Tilly US, LLP (“Baker Tilly”) (as successor to Moss Adams LLP), Chicago, Illinois (PCAOB ID No. 23) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2025 and 2024.

The table below presents the aggregate fees billed for professional services rendered by Baker Tilly for the years ended December 31, 2025 and 2024.

	2025			2024
	Amount		Percent	Amount		Percent

Audit fees	$868,000	(1)	100%	$362,900	(1)	100%
Audit-related fees	-		0%	-		0%
Tax fees	-		0%	-		0%
All other fees	-		0%	-		0%

Total	$868,000		100%	$362,900		100%

(1)	These fees were all paid to Moss Adams LLP or its successor Baker Tilly.

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

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax, and all other services up to $100,000. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved 100% of all services provided by Baker Tilly during 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The consolidated financial statements, together with the reports thereon of Baker Tilly, LLP dated March 31, 2026, respectively, is included in Part II, Item 8 of this document and filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

(3) Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023.(8)

4.1	Form of Stock Certificate. (1)

4.2	Form of Representative’s Warrant in connection with the Company’s initial public offering. (2)

4.3	Form of Representative’s Warrant in connection with the Company’s May 2021 follow-on offering. (10)

4.4	Pre-Funded Warrant, dated June 10, 2024, issued to V-CO Investors LLC. (13)

4.5	Warrant, dated June 10, 2024, issued to V-CO Investors LLC. (13)

4.6	Form of Purchase Warrant (16)

4.7	Form of Placement Agent Warrant (16)

4.8	Convertible Promissory Note, dated May 21, 2025, made by the Company in favor of V-Co Investors 2 LLC(5)

4.9	Pre-Funded Warrant, dated June 9, 2025, by and between the Company and V-Co 2.(7)

4.10	Common Stock Purchase Warrant, dated June 9, 2025, by and between the Company and V-Co 2. (7)

4.11	Form of Series A Common Stock Purchase Warrant for January 2026 Inducement(18)

4.12	Form of Series B Common Stock Purchase Warrant for January 2026 Inducement(18)

4.13	Form of Placement Agent Warrant for January 2026 Inducement(18)

4.14	Pre-Funded Warrant, dated March 31, 2026 by and between the Company and V-Co 3 for January 2026 Warrant Inducement. (19)

4.15	Series A Common Stock Purchase Warrant, dated March 31, 2026, by and between the Company and V-Co 3 for January 2026 Warrant Inducement. (19)

4.16	Series B Common Stock Purchase Warrant, dated March 31, 2026, by and between the Company and V-Co 3 for January 2026 Warrant Inducement. (19)

10.1	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between R. Kirk Huntsman and Vivos Therapeutics, Inc. (3) †

10.2	Amended and Restated Executive Employment Agreement, dated October 8, 2020, between Bradford Amman and Vivos Therapeutics, Inc. (3) †

10.3	Vivos Therapeutics, Inc. 2017 Stock Option and Stock Issuance Plan. (1)

10.4	Vivos Therapeutics, Inc. 2019 Stock Option and Stock Issuance Plan. (1)

10.5	Licensing, Distribution, and Marketing Agreement dated February 12, 2021 between the Company and MyCardio, LLC. (9)+

10.6	Amended and Restated Employment Agreement, dated January 1, 2025, between the Company and R. Kirk Huntsman(3)†+

10.7	Amended and Restated Employment Agreement, dated January 1, 2025, between the Company and Bradford Amman(3)†+

10.8	Asset Purchase Agreement, dated April 15, 2025, by and among Company, SCN and its shareholders(4)

10.9	Security Agreement, dated May 21, 2025, by and between the Company and V-Co Investors 2 LLC(5)

10.10	Securities Purchase Agreement, dated June 9, 2025, by and between the Company and V-Co 2.(7)

10.11	Note Purchase Agreement, dated June 9, 2025, by and between the Company and Streeterville Capital, LLC.(7)

10.12	Secured Promissory Note, dated June 9, 2025, made by the Company in favor of Streeterville Capital, LLC.(7)

10.13	Security Agreement, dated June 9, 2025, by and between AIM and Streeterville Capital, LLC.(7)

10.15	Guaranty Agreement, dated June 9, 2025, by and between AIM and Streeterville Capital, LLC. (7)

10.16	Pledge Agreement, dated June 9, 2025, by and between the Company and Streeterville Capital, LLC. (7)

10.17	Practice Administration Agreement, dated June 10, 2025, by and between AIM and SCN.(7)+

10.18	Practice Administration Agreement, dated June 10, 2025, by and between AIM and SCN PLLC. (7)+

10.19	Physician Employment Agreement, dated June 10, 2025, by and between SCN and Prabhu Rachakonda, M.D (7)+

10.20	Note Purchase Agreement, dated December 5, 2025, by and between the Company and Avondale Capital, LLC (8).

10.21	Promissory Note, dated December 5, 2025, made by the Company in favor of Avondale Capital, LLC. (8).

10.22	Guaranty Agreement, dated December 5, 2025, by and between AIM and Avondale Capital, LLC(8).

10.23	Securities Purchase Agreement by and between the Company and V-CO Investors LLC, dated as of June 10, 2024 (14)

10.24	Strategic Alliance Agreement by and between VIS Providers, PLLC and Rebis Health Holdings, LLC, dated as of June 10, 2024 (14)

10.25	Management Services Agreement by and between the Company, Airway Integrated Management Company, LLC, and V-CO Investors LLC, dated as of June 10, 2024 (14)

10.26	Form of Purchase Agreement for September 2024 financing (15)

10.27	Form of Placement Agent Warrant for September 2024 financing (15)

10.28	Form of Purchase Agreement for December 2024 financing (16)

10.29	Convertible Promissory Note, dated January 15, 2026, made by the Company in favor of V-Co Investors 3 LLC(17)

10.30	Securities Purchase Agreement, dated March 31, 2026, by and between the Company and V-Co 3 for March 2026 PIPE Offering.(19)

10.31	Warrant Inducement Agreement, dated February 15, 2026, by and between the Company and the Holder(18)

19.1	Insider Trading Policy and Compliance Manual (11)

21.1	List of Subsidiaries.*

23.1	Consent of Baker Tilly US, LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation., adopted as of December 1, 2023 (12)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 19, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on February 14, 2025.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on April 17, 2025.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on May 23, 2025.

(6)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on May 23, 2025.

(7)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on June 13, 2025.

(8)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on December 5, 2025.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.

(11)	Incorporated by refence to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on July 30, 2024.

(14)	Incorporated by reference to the Company’s Quarterly Report for the period ended June 30, 2024, filed with the SEC on August 14, 2024.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2024.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2024.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2026.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2026

†	Includes management contracts and compensation plans and arrangements
+	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS THERAPEUTICS, INC.

Date:	April 15, 2026	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2026.

Signature	Title

/s/ R. Kirk Huntsman	Chairman of the Board and Chief Executive Officer (principal executive officer)
R. Kirk Huntsman

/s/ Bradford Amman	Chief Financial Officer (principal financial and accounting officer)
Bradford Amman

/s/ Ralph E. Green	Director
Ralph E. Green, DDS, MBA

/s/ Anja Krammer	Director
Anja Krammer

/s/ Mark F. Lindsay	Director
Mark F. Lindsay

/s/ Leonard J. Sokolow	Director
Leonard J. Sokolow

/s/ Matthew Thompson	Director
Matthew Thompson, MD

/s/ Gregg C. E. Johnson	Director
Gregg C. E. Johnson

-143-