Form 10-Q
period 2026-03-31
Vivos Therapeutics, Inc.
filed 2026-05-20
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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

The registrant has 13,894,600 shares of its common stock, $0.0001 par value per share, outstanding as of May 20, 2026.

-i-

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

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue,” “goal” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●	our ability to continue to refine and execute our evolving business plan, including establishing and growing our new medical-provider focused sales, marketing and distribution model where we acquire or create contractual alliances with operators of sleep testing and treatment centers as a means of driving sales of our appliances, including our June 2025 acquisition of The Sleep Center of Nevada (“SCN”);

●	our ability to implement, generate material revenues from, and grow our medical-provider focused sales, marketing distribution model, which is new and unproven and may not produce the benefits we anticipate, and to fully wind down our legacy dentist-focused model;

●	our ability to successfully integrate SCN business into our operations, including managing staffing, accounting, insurance reimbursement and other challenges;

●	our ability to service the substantial indebtedness we incurred in connection with financing the SCN acquisition;

●	compliance with laws, rules and regulations relating to the corporate practice of medicine;

●	the acceptance and adoption by sleep specialists, medical doctors and other healthcare professionals of our proprietary oral appliances as a treatment for dentofacial abnormalities and/or mild to severe obstructive sleep apnea (“OSA”) and snoring in adults and moderate to severe OSA in children ages 6-17 as per our U.S. Food and Drug Administration (“FDA”) clearances, including the anticipated benefits of insurance coverage for products;

●	our expectations concerning the effectiveness and duration of treatment using our appliances and protocols (which we refer to as The Vivos Method) and the potential for side effects including, but not limited to, patient relapse after completion of treatment;

●	the potential financial benefits to doctors, sleep testing centers, sleep specialists, and other healthcare professionals from treating patients with The Vivos Method;

●	our revenues, profit margin and cash flows based on sales or leasing of our appliances and other treatments and services, including our SleepImage® home sleep testing rings;

●	our ability to formulate, implement and modify as necessary effective sales, marketing and strategic initiatives to drive revenue growth (including, for example, our medical provider-focused strategic alliance and/or acquisition model, our SleepImage® home sleep apnea test and our other arrangements with sleep clinics and/or durable medical equipment companies (“DMEs”);

-ii-

●	the viability of our current intellectual property and our ability to create and protect new intellectual property in the future;

●	acceptance of our products and services by the medical and dental communities, as well as the marketplace of the products and services that we market;

●	government regulations and our ability to obtain applicable regulatory approvals and comply with both state and federal government regulations including under healthcare laws and the rules and regulations of the FDA and non-U.S. equivalent regulatory bodies;

●	our ability to hire and retain key employees and other service providers (including dentists, medical doctors or other healthcare providers);

●	the emergence of alternative competing technologies, devices, drugs or other therapies which directly or indirectly impact the marketability of our products and services;

●	adverse changes in general market conditions for medical devices and the products and services we offer;

●	our ability to generate cash flow and profitability and continue as a going concern;

●	our ability to satisfy the criteria for maintaining the listing of our common stock on Nasdaq, which we have faced challenges with;

●	our immediate and future financing plans; and

●	our ability to adapt to changes in market conditions (including volatile and difficult to access capital markets) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and other sections in this Report as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our other public filings. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events or information as of the date on which the statements are made in this Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we refer to in this Report and have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect.

-iii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$2,110	$2,029
Accounts receivable, net of allowance of $1,159 and $882, respectively	1,769	1,581
Prepaid expenses and other current assets	940	774

Total current assets	4,819	4,384

Long-term assets
Goodwill	8,572	8,572
Property and equipment, net	3,526	3,757
Operating lease right-of-use asset	4,033	4,166
Intangible assets, net	3,839	4,045
Deposits and other	254	228

Total assets	$25,043	$25,152

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$1,996	$1,679
Accrued expenses	6,113	5,988
Current portion of contract liabilities	495	479
Current portion of operating lease liability	744	672
Current portion of financing lease liability	56	55
Current portion of debt	7,299	8,353
Other current liabilities	1,234	850

Total current liabilities	17,937	18,076

Long-term liabilities
Employee retention credit liability	2,904	2,904
Operating lease liability, net of current portion	3,653	3,840
Financing lease liability, net of current portion	98	113
Debt, net of current portion	418	469
Other liabilities	1,300	1,300

Total liabilities	26,310	26,702

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity/(deficit)
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 13,486,006 shares as of March 31, 2026 and 9,286,609 shares as December 31, 2025	1	1
Additional paid-in capital	131,900	123,866
Accumulated deficit	(133,039)	(125,357)
Total stockholders’ equity/(deficit)	(1,138)	(1,490)

Non-controlling interest	129	60
Total equity/(deficit)	(1,267)	(1,550)

Total liabilities and equity/(deficit)	$25,043	$25,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue	$1,440	$1,813
Service revenue	3,701	1,203
Total revenue	5,141	3,016

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,082	1,507

Gross profit	3,059	1,509

Operating expenses
General and administrative	8,971	4,892
Sales and marketing	249	358
Depreciation and amortization	454	177

Total operating expenses	9,674	5,427

Operating loss	(6,615)	(3,918)

Non-operating income (expense)
Other expense	(1,167)	(4)
Other income	31	58
Loss before income taxes	(7,751)	(3,864)

Net loss	$(7,751)	$(3,864)
Net loss attributable to non-controlling interest	(69)	-
Net loss attributable to stockholders	$(7,682)	$(3,864)

Net loss per share (basic and diluted)	$(0.52)	$(0.45)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	14,634,115	8,595,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Common Stock Amount

	Three Months Ended March 31,
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/	Non- controlling	Total
	Shares	Amount	Capital	Deficit	(Deficit)	interest	Equity

Balances, December 31, 2024	5,889,520	$-	$112,141	$(104,187)	$7,954	$-	$7,954
Stock-based compensation expense	-	-	317	-	317	-	317
Net loss	-	-	-	(3,864)	(3,864)	-	(3,864)

Balances, March 31, 2025	5,889,520	$-	$112,458	$(108,051)	$4,407	$-	$4,407

Balances, December 31, 2025	9,286,609	1	123,866	(125,357)	(1,490)	(60)	(1,550)
Issuance of common stock under At-The-Market program, net of issuance costs	57,547	-	302	-	302	-	302
Issuance of common stock to consultants for services	340,422	-	514	-	514	-	514
Issuance of warrants in private placement, net of issuance costs	-	-	567	-	567	-	567
Issuance of pre-funded warrants in private placement, net of issuance costs	-	-	68	-	68	-	68
Issuance of common stock upon exercise of warrants, net of issuance costs	1,982,356	-	4,192	-	4,191	-	4,191
Conversion of debt to common stock	1,819,072		2,240	-	2,240	-	2,240
Stock-based compensation expense	-	-	151	-	151	-	151
Net loss	-	-	-	(7,682)	(7,682)	(69)	(7,751)

Balances, March 31, 2026	13,486,006	$1	$131,900	$(133,039)	$(1,138)	$(129)	$(1,267)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,751)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	151	317
Depreciation and amortization	454	177
Fair value of common stock issued to consultants for services	514	-
Paid-in-kind interest expense on promissory note	140	-
Changes in operating assets and liabilities:
Accounts receivable,	(188)	(288)
Operating lease liabilities, net	18	(33)
Prepaid expenses and other current assets	(166)	236
Deposits	(26)	1
Accounts payable	318	109
Accrued expenses	125	(450)
Other liabilities	385	398
Contract liability	16	(399)

Net cash used in operating activities	(6,010)	(3,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(18)	(122)

Net cash used in investing activities	(18)	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	342	-
Proceeds from issuance of debt	1,400	-
Proceeds from issuance of warrants	567	-
Proceeds from issuance of pre-funded warrants	68	-
Proceeds from exercise of warrants	4,639	-
Payments for issuance costs	(487)	-
Reduction of debt liability	(406)	-
Reduction of finance lease liability	(14)	-

Net cash provided by financing activities	6,109	-

Net increase (decrease) in cash and cash equivalents	81	(3,918)
Cash and cash equivalents at beginning of year	2,029	6,260

Cash and cash equivalents at end of year	$2,110	$2,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$340	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory note	$1,540	$-
Conversion of debt to common stock	$700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

On June 10, 2025, we acquired all of the operating assets (the “Acquisition”) of R.D. Prabhu-Lata K. Shete MDs, LTD., a Nevada professional corporation d/b/a The Sleep Center of Nevada (“SCN”) in consideration for a (i) cash payment equal to $6.0 million, (ii) 607,287 shares of restricted Common Stock, equal to $1.3 million based on the volume-weighted average price (“VWAP”) of the Common Stock for the 30 days immediately preceding the Acquisition and (iii) the assumption of certain specific trade accounts payable and liabilities related to specific SCN contracts assigned to the Company in connection with the Acquisition. See Note 3 for further information.

On July 14, 2025, we entered into a management agreement with MISleep Solution LLC to provide full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan. As a result, we formed AIM Detroit, LLC, a Colorado limited liability company (“AIM Detroit”) to serve as a management services organization to medical and dental clinical sleep practices located in the Detroit Tri-County metropolitan area, to wit: Wayne County, Oakland County and Macomb County. The Company holds an 80% ownership interest in AIM Detroit. See Note 18 for further information.

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

Legacy Business Model

Our business model has historically been to teach, train, and support dentists, medical doctors, and distributors in the use of our products and services. Dentists who use our products and services typically enroll in a variety of live or online training and educational programs offered through our Vivos Institute; an 18,000 sq. ft. facility located near the Denver International Airport. Dentists are able to select the specific program or clinical pathway that they want to focus on, such as Guided Growth and Development or Lifeline or both. They could also enroll in our Vivos Integrated Provider (“VIP”) program for the complete set training, educational, and support services available in all three clinical pathway programs. Dentists enrolled in the VIP program are referred to as “VIPs.” We historically charged up front enrollment fees to educate and train new VIPs. We also charged for the ancillary support services listed above and view each product and service as a revenue center. We refer to the VIP-focused business model herein as our “legacy” or “historic” business model.

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

Basis of Presentation and Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with current United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the December 31, 2025 audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2026.

We evaluate our interests in legal entities to determine whether such entities should be consolidated under the voting interest entity model or the variable interest entity (“VIE”) model. When we determine that it is the primary beneficiary of a VIE, we consolidate the entity and includes its assets, liabilities, revenues, and expenses in the consolidated financial statements. Ownership interests not held by Vivos are reflected as noncontrolling interests within equity. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 18 for additional information regarding Vivos’ involvement with AIM Detroit.

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

Emerging Growth Company Status

Effective December 31, 2025, the Company is no longer an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company has lost some of the benefits of being an EGC, although the Company remains a “smaller reporting company” and therefore can avoid the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (assuming the Company remains a smaller reporting company at December 31, 2026.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. We base our estimates and assumptions on existing facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Our significant accounting estimates include, but are not necessarily limited to, assessing collectability on accounts receivable, determining customer life and breakage related to recognizing revenue for VIP contracts, impairment of goodwill and long-lived assets; valuation assumptions for assets acquired in asset acquisitions and business combinations; valuation assumptions for stock options, warrants, warrant liabilities and equity instruments issued for goods or services; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. We believe we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations will be affected.

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options, convertible debt, and warrants, to the extent the same are dilutive.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing financial performance. As of March 31, 2026, the Company’s CODM was the Company’s Chief Executive Officer, and we concluded that we have one reportable segment. Refer to Note 17, “Segment Information”, for additional disclosures regarding segment information.

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

Recent Accounting Pronouncements Yet to be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard’s purpose is “to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).” Public companies will be required to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:

1.	Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.

2.	Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.

3.	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4.	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

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

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $7.7 and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an accumulated deficit of approximately $133 million as of March 31, 2026.

Net cash used in operating activities amounted to approximately $6.0 and $3.8 million for three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had total liabilities of approximately $26.3 million.

As of March 31, 2026, we had approximately $2.1 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in the financial year ended December 31, 2025 and the first three months of 2026 as anticipated as we continued to refine our product offerings and strategies. As such, notwithstanding that we have raised equity capital throughout the fiscal year ended December 31, 2025 and through the first quarter of 2026, we will be required to obtain additional financing to satisfy the cash needs for our business and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

The 2025 acquisition of SCN has increased patient volume and increased top line revenue and also lowered customer acquisition costs. However, revenues have not be sufficient to cover expenses fully, and until a state of increased revenues and cash flow positivity is reached, management will continue to review all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve positive cash flows and profitability, if ever. However, there can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that SCN will not result in the patient volume and financial results within the expected timeline and we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 – BUSINESS COMBINATION

On June 10, 2025, we acquired the net operating assets of SCN pursuant to an Asset Purchase Agreement (the “SCN Purchase Agreement”). We agreed to purchase the net operating assets and liabilities related to SCN’s sleep testing, diagnostics, and treatment centers (the “Acquisition”). With seven operating locations, SCN is a leader in delivering and promoting sleep wellness and health through its proprietary, non-invasive treatments for obstructive sleep apnea (“OSA”) and is the largest operator of medical sleep centers in the state of Nevada. The Acquisition represents our first major acquisition of a sleep testing center and associated medical sleep practice. We funded the consideration for the Acquisition at closing by issuing a senior, non-convertible, secured term note (the “Note”) to Streeterville Capital, LLC (the “Lender”) in the principal amount of $8.3 million. We also entered into a securities purchase agreement with V-CO Investors 2 LLC, a Wyoming limited liability company and an affiliate of a significant investor in our company (“V-CO 2”), for a private placement of our equity instruments in consideration for total gross proceeds of $3.65 million to support ourselves in connection with the Acquisition and for general working capital purposes.

Total consideration for SCN aggregated $8.7 million consisting of $6.0 million in cash consideration, 607,287 shares of unregistered Common Stock with a fair value of $1.3 million, and contingent “earn out” consideration with an estimated fair value of $1.4 million payable upon the achievement of a financial milestone as specified in the Purchase Agreement. The Company has elected, as an accounting policy, to determine the fair value of equity securities issued in business combinations using the average market price of the Common Stock on the Acquisition closing date. Management believes this method appropriately reflects the fair value of the consideration transferred and this policy election will be applied consistently to all future business combinations. The fair value of the earn-out was determined using a Monte Carlo simulation of potential outcomes. The earn-out is payable in the form of restricted Common Stock equal to $1.5 million based on the volume-weighted average price of the Common Stock for the 30 days immediately preceding the date on which such financial milestone is achieved, as determined in accordance with U.S. generally accepted accounting principles. If the financial milestone is not achieved, the contingent consideration will not be paid. The fair value estimates of the net tangible and identifiable intangible assets acquired and liabilities assumed were based on the valuation of their fair values on the Acquisition closing date. Goodwill recorded from this transaction is attributable to SCN’s technical expertise and strategic operations, which are highly complementary to the Company’s existing business. Identifiable intangible assets of $1.9 million consist primarily of $0.4 million of tradenames to be amortized over 4 years and $1.5 million of referral relationships to be amortized over 8 years. The goodwill created by the transaction is deductible for income tax purposes, subject to certain limitations. The accounting for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets, in determining the assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

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

The following table reflects our unaudited pro forma operating results for the three months March 31, 2026 and 2025, respectively, which give effect to the Acquisition of the SCN as if it had occurred effective January 1, 2025. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Acquisition been effective as of the date indicated, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the SCN Acquisition or transactions between the entities prior to the Acquisition. Pro forma earnings during the periods presented were adjusted to include the following adjustments:

●	Amortization of definite-lived intangible assets recognized at fair value that exceed one year as if acquired January 1, 2025;

●	Interest expense (including amortization of debt issuance costs) on the Note entered into with the Lender in connection with the Acquisition as if the Note was obtained on January 1, 2025. The interest rate assumed for purposes of preparing this pro forma financial information was 9.0% which is the stated fixed rate throughout the term of the Note; and

●	Given our history of net losses and full valuation allowances, our management estimated an annual effective income tax rate of 0.0%. Accordingly, no income tax adjustments have been recorded resulting from any pro forma adjustments.

	Three Months Ended March 31,
	2026	2025
(unaudited)
Net Revenue	$5,141	$5,343
Net Loss	$(7,751)	$(4,469)

Revenue and net loss attributable to SCN was $2.0 million for the three months ended March 31, 2026.

NOTE 4 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three months ended March 31, 2026 and 2025, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2026		2025

Product revenue
Appliances	$422		$1,273
Tooth positioners	1,018		540
Total product revenue	1,440	(1)	1,813	(1)

Service revenue
Sleep testing services	$2,296	(3)	$323	(3)
VIP	37	(2)	223	(2)
Billing intelligence services	145	(3)	181	(3)
Myofunctional therapy services	125	(2)	148	(2)
Treatment centers	892	(2)	-	(2)
Sponsorship/seminar/other	205	(3)	328	(3)
Total service revenue	3,701		1,203

Total revenue	$5,141		$3,016

(1)	Product revenue from the sale of appliances and tooth positioners is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)	Service revenue from the sale of VIP enrollments, billing service and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

(3)	Sleep testing, treatment center, and other revenue is recognized at a point in time.

Changes in Contract Liabilities

The key components of changes in contract liabilities for three months ended March 31, 2026 and 2025 are as follows (in thousands):

	2026	2025

Beginning balance, January 1	$479	$993

New contracts, net of cancellations	178	23
Revenue recognized	(162)	(422)

Ending balance, March 31	$495	$594

The current portion of deferred revenue is approximately $0.5 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0 and $0.1 million for the three months ended March 31, 2026 and 2025 respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers were $1.8 million at March 31, 2026 and $1.6 million at December 31, 2025. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $1.2 and $0.9 million existed as of March 31, 2026 and December 31, 2025.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Furniture and equipment	$3,090	$3,090
Leasehold improvements	3,214	3,197
Construction in progress	-	-
Molds and other	406	406
Gross property and equipment	6,710	6,693
Less accumulated depreciation	(3,184)	(2,936)

Net Property and equipment	$3,526	$3,757

Leasehold improvements relate to the Vivos Institute (a 15,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting), two Company-owned dental centers in Colorado, seven diagnostic centers, two treatment centers in Nevada and one treatment center in Detroit. Total depreciation expense for property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $8.6 million as of March 31, 2026 and December 31, 2025, consist of the following acquisitions (in thousands):

Acquisitions	March 31, 2026	December 31, 2025

Sleep Center of Nevada	$5,729	$5,729
BioModeling	2,619	2,619
Empowered Dental	52	52
Lyon Dental	172	172
Total goodwill	$8,572	$8,572

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

As of March 31, 2026 and December 31, 2025, identifiable intangible assets were as follows (in thousands):

	March 31, 2026	December 31, 2025

Patents and developed technology	$3,802	$3,802
Internal-use software	2,377	2,377
Trade name	730	730
Other	27	27

Total intangible assets	6,936	6,936
Less accumulated amortization	(3,097)	(2,891)

Net intangible assets	$3,839	$4,045

Amortization expense of identifiable intangible assets was $0.2 and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Three Months Ended March 31,

2026 (remaining nine months)	617
2027	823
2028	823
2029	673
2030	206
Thereafter	697

Total	$3,839

NOTE 7 - OTHER FINANCIAL INFORMATION

Accrued Expenses

As of March 31, 2026 and December 31, 2025, accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued payroll	$1,597	$1,843
Accrued interest expense	2,183	1,952
Accrued royalties	150	175
Accrued sales tax	877	799
Accrued legal and other	1,306	1,219
Total accrued liabilities	$6,113	$5,988

NOTE 8 – DEBT, EQUIPMENT FINANCING AND OTHER LIABILITIES

Debt

We had the following outstanding Notes Payable balance as of March 31, 2026 and December 31, 2025, excluding equipment financing:

	March 31, 2026	December 31, 2025
Principal amount	$8,477	$10,109
Less: Unamortized debt issuance costs and original issue discount	(1,377)	(2,014)
Total notes payable	$7,100	$8,095

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

Beginning on the sixth month anniversary of the issuance, the Lender shall have the right to redeem up to $0.6 million of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within three (3) trading days of the Company’s receipt of such monthly redemption notice. As of March 31, 2026 and December 31, 2025, the Lender redeemed $0.7 million and less than $0.1 million, respectively.

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

On December 5, 2025, we entered into a Note Purchase Agreement with Avondale Capital, LLC, a Utah limited liability company (“Avondale”), pursuant to which we issued and sold to Avondale a Promissory Note in the original principal amount of $2.1 million. The principal amount of the Avondale Note includes an original issue discount of $0.6 million. We also agreed to pay $6,000 to Avondale to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which was added to the principal amount of the Avondale Note, resulting in a purchase price of for the Avondale Note and gross proceeds to us of approximately $1.5 million. The Avondale Note is not convertible into shares of Common Stock or otherwise. Avondale is an affiliate of Streeterville.

The Avondale Note does not bear interest and no interest will accrue on the Avondale Note unless an event of default occurs as further described below. We have made weekly payments of approximately $70 thousand beginning on December 12, 2025. The Company may prepay the outstanding amount due under the Avondale Note at any time without penalty. The Company intends used the net proceeds from the Avondale Note Financing for working capital and other general corporate purposes. No placement agent was used in connection with the Avondale Note Financing. As of March 31, 2026, we have paid approximately $1.1 million to Avondale.

The Avondale Note is unsecured. In connection with the Avondale Note Financing, the Company has caused Company’s wholly-owned subsidiary, AIM to enter into the Guaranty Agreement, dated December 5, 2025, in favor of Avondale to provide a guarantee of the Company’s obligations to Avondale under the Avondale Note and the other transaction documents.

Equipment Financing

At March 31, 2026 and December 31, 2025, we had the following outstanding notes payable for equipment financing as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$617	$753
Total	$617	$753

The maturity of notes payable for equipment financing is as follows (in thousands):

Three Months Ended March 31,

2026 (remaining nine months)	158
2027	211
2028	151
2029	49
2030	31
Thereafter	17

Total	$617

Interest expense recognized on the condensed consolidated statement of operations was $1.1 million for the three months ended March 31, 2026.

Other Liabilities

As of March 31, 2026 and December 31, 2025, other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Contingent consideration on acquisition of SCN	$1,300	$1,300
Total	$1,300	$1,300

The fair value of the contingent consideration was determined using a Monte Carlo simulation of potential outcomes. The contingent consideration is payable in the form of restricted Common Stock equal to $1.5 million based on the volume-weighted average price of the Common Stock for the 30 days immediately preceding the date on which such financial milestone is achieved. If the financial milestone is not achieved, the contingent consideration will not be paid. The fair value of the contingent consideration was based on the valuation of their fair values on the Acquisition closing date.

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

NOTE 9 – PREFERRED STOCK

As of March 31, 2026, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

NOTE 10 – COMMON STOCK

We are authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. Our Board of Directors may declare dividends payable to the holders of Common Stock.

The following is a description of Common Stock transactions during the periods presented:

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

We filed with the SEC such registration statement registering shares of Common Stock underlying the January 2026 Inducement Warrant on Form S-3 (File No. 333-293492) on February 17, 2026, and such registration statement was declared effective on May 8, 2026. We have agreed to use our commercially reasonable efforts to have such registration statement be continuously effective.

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

On January 15, 2026 and March 26, 2026, V-CO funded an initial $900,000 and $500,000, respectively, to the Company under the V-CO 3 Note. The Maximum Principal shall include a ten percent (10%) original issuance discount of the aggregate Maximum Principal as a financing fee to V-CO 3.

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

During the three months ended March 31, 2026, the Company sold an aggregate of 57,547 ATM Shares at an average price of $2.30 per share through the ATM Sales Agreement, resulting in proceeds of approximately $0.1 million net of commissions. Under the ATM Offering, $2,649,773 million remain available for future sales as of March 31, 2026; however, the Company is not obligated to make any sales under this program.

As of March 31, 2026 and December 31, 2025. all warrants outstanding have been classified as equity and recorded at fair values of the date of issuance on the Company’s consolidated balance sheets and there have been no further adjustments to their issuance date valuation, The guidance in this ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity, has been considered in making this assessment.

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

On September 22, 2023, our stockholders approved an amendment and restatement of the 2019 Plan to increase the number shares or our Common Stock available for issuance thereunder by 80,000 shares of Common Stock such that, after amendment and restatement of the 2019 Plan, 126,667 shares of Common Stock are available for issuance under the 2019 Plan. As of March 31, 2026, awards (in the form of options) for an aggregate of 174,380 shares of Common Stock have been issued under our 2019 Plan. A total of 287 shares remaining for issuance were retired with the approval and adoption of the 2024 Omnibus Plan (as further described below).

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

The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. As of March 31, 2026, we had five non-employee directors, two officers, 268 employees and three consultants, although we expect that, based on our current usage, awards will be generally limited to approximately five non-employee directors, two officers twelve employees, and three consultants. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of March 31, 2026, awards (in the form of options and restricted stock units (“RSU”) for an aggregate of 1,110,487 shares of Common Stock have been issued under our 2024 Omnibus Plan. As of March 31, 2026, RSUs totaling 90,000 shares were granted to employees and contractors at an average price of $5.57 per share.

The following table summarizes all stock options as of March 31, 2026 (shares in thousands):

	2026
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2025	1,223		$6.83	7.6
Granted	-		-
Forfeited	(5)		-

Outstanding, at March 31, 2026	1,218	(3)	$6.12	7.4

Exercisable, at March 31, 2026	174	(4)	22.29	2.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of March 31, 2026, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of March 31, 2026, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three months ended March 31, 2025. For each of the three months ended March 31, 2026, and 2025 the Company recognized approximately $0.2 and $0.3 million of share-based compensation expense relating to the vesting of stock options, respectively. Unrecognized expense relating to these awards as of March 31, 2026 was approximately $2.6 million, which will be recognized over the weighted average remaining term of 7.4 years.

Restricted Stock Units

The following table summarizes all RSU granted as of March 31, 2026 (shares in thousands):

	2026
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2025	90		$5.57	10
Granted	-		$-
Forfeited	-		-
Exercised	-		-

Outstanding, at March 31, 2026	90	(3)	$5.57	10

Exercisable, at March 31, 2026	-	(4)	5.57	10

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the RSUs expire.

(3)	As of March 31, 2026, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of March 31, 2026, the aggregate intrinsic value of exercisable stock options was $0.

RSU’s are priced on the date of grant and vest over 2 years at the end of the first and second years respectively.

Warrants

Following is a summary of our warrants outstanding for the three months ended March 31, 2026 (shares in thousands):

	2026
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2025	11,782		$2.44	3.4
Grants of warrants:
Private placement	3,997
Warrant inducement	4,103
Exercised	(1,982)
Outstanding, at March 31, 2026	17,900	(3)	$2.36	3.4

Exercisable, at March 31, 2026	17,847		$1.83	3.3

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of March 31, 2026, the aggregate intrinsic value of warrants outstanding was $0 million.

For the three months ended March 31, 2026, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average input and assumptions:

2026
Measurement date closing price of Common Stock (1)	$1.68
Contractual term (years) (2)	3.51
Risk-free interest rate	4.0%
Volatility	148%
Dividend yield	-%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the contractual term.

NOTE 12 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at March 31, 2026 and December 31, 2025 to record the deferred tax asset that is not likely to be realized.

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

In June of 2020, we filed a lawsuit in federal district court in Colorado, Case No. 20 cv 1637. Our Complaint alleged that we had suffered economic injuries, including lost profits/sales and an injury to its business reputation, as a result of allegedly false, misleading, and defamatory statements made by Ortho-Tain, Inc.’s CEO and legal counsel. In July of 2020, Ortho-Tain, Inc. filed a lawsuit in federal district court in Illinois, Case No. 20 cv 0301. Ortho-Tain’s Complaint alleged that it had suffered economic injuries, including lost profits/sales and an injury to its business reputation, as a result of allegedly unlawful marketing conduct by agents of Vivos.

The Settlement Agreement resolves any claim for relief that was, or could have been alleged, in the foregoing litigation matters. Pursuant to the Settlement Agreement, we will pay Ortho-Tain a confidential sum and, among other considerations, not make use of the phrase “Guide” or “Guides” in the formal product name of any of our oral appliance products and cease direct solicitation and training of independent dental professionals in the use of any Vivos pre-formed tooth positioner products that are competitive with Ortho-Tain. The settlement was paid late March 2026.

There were no new other material commitments or contingencies entered into as of the three months ended March 31, 2026.

NOTE 14 – RELATED PARTY TRANSACTIONS

We have certain office space leases whereby the entity leasing the office space as the lessor is controlled or owned by Dr. Prabhu Rachakonda, the founder of SCN and an employee of the Company. The details of these leases are as follows:

Lease #1 – In November 2024, SCN entered into an amended office lease agreement for $22,186 per month with an annual 3% increase to the monthly rent effective each succeeding November. The remaining lease term is for approximately 8.6 years as of March 31, 2026. The Company paid approximately $77 thousand in fixed rent amounts for the three months ended March 31, 2026.

Lease #2 – In January 2024, SCN entered into an office lease agreement when the previous agreement expired. The monthly amount for the lease is $11,452 and has a remaining lease term of 2.7 years as of March 31, 2026. The Company paid approximately $34 thousand in fixed rent amounts for the three months ended March 31, 2026.

Lease #3 – As of December 31, 2025, the Company has an office lease with five years remaining on its lease term. The monthly lease amount is $12,320 and increases each April by 3% and has a remaining lease term of 4.7 years as of March 31, 2026. The Company paid approximately $41 thousand in fixed rent amounts for the three months ended March 31, 2026.

As of March 31, 2026, the unamortized balance of leasehold improvements related to these leases is approximately $563 thousand and the weighted average remaining useful life of the improvements is approximately 6.7 years.

NOTE 15 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of March 31, 2026 and 2025, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Calculation of Numerator:
Net loss	$(7,751)	(3,864)

Loss applicable to common stockholders	$(7,682)	$(3,864)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	14,634,115	8,595,288

Net loss per share of Common Stock (basic and diluted)	$(0.52)	$(0.45)

As of March 31, 2026 and 2025, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025

Common stock warrants	17,900	9,658
Common stock options and RSU’s	1,218	1,238
Total	19,118	10,896

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2026 and 2025, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three months ended March 31, 2026 and 2025, we did not have any assets and liabilities classified as Level 1 or Level 2. Our warrants are classified as level 3. Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. As of the three months ended March 31, 2026, and 2025 we had no transfers of assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on our bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of March 31, 2026, we had cash and cash equivalents with five financial institutions in the United States with an aggregate balance of $2.1 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of March 31, 2026. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of March 31, 2026, we had five suppliers that accounted for approximately 35% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 17 – SEGMENT INFORMATION

We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by CODM in deciding how to allocate resources and in assessing performance. Our CODM is the Company’s Chief Executive Officer, and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our products and services using the Vivos Method, to sleep centers and VIP providers in the U.S., Canada, Australia and in select countries in Europe and Asia.

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

NOTE 18 – VARIABLE INTEREST ENTITIES

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

Assets and Liabilities of Consolidated Variable Interest Entity

The following table presents the carrying amounts of assets and liabilities of AIM Detroit that are included in the consolidated balance sheet as of March 31, 2026 and December 31, 2025. The assets of AIM Detroit can be used only to settle obligations of AIM Detroit, and the creditors of AIM Detroit do not have recourse to the general credit of the Company.

	March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$-	$20
Accounts receivable, net of allowance	-	3

Total current assets	-	23

Long-term assets
Property and equipment, net	303	318
Operating lease right-of-use asset	65	80
Deposits and other	5	9

Total assets	$373	$430

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$158	$126
Accrued expenses	124	78
Current portion of operating lease liability	17	19
Current portion of debt	41	39
Other current liabilities	-	2

Total current liabilities	340	264

Long-term liabilities
Operating lease liability, net of current portion	154	167
Debt, net of current portion	77	87

Total liabilities	$571	$518

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

NOTE 19 – SUBSEQUENT EVENTS

On April 17, 2026, we received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Minimum Stockholders’ Equity Requirement”). As reported in its Form 10-K, as of December 31, 2025 we had a negative stockholders’ equity of approximately $1.55 million. The Staff’s notice has no immediate impact on the listing of the Common Stock on Nasdaq.

We have taken affirmative steps since December 31, 2025 to remedy the Minimum Stockholders’ Equity Requirement. Specifically, as previously reported, the Company engaged in two equity financing transactions during the first quarter ended March 31, 2026 for aggregate gross proceeds of $6.8 million: a $4.6 million warrant exercise inducement transaction and $2.25 million private placement with an existing investor. See Note 10. These equity financings do not in and of themselves cure the Minimum Stockholders’ Equity Requirement deficiency.

In accordance with the Nasdaq Listing Rules, we have 45 calendar days, or until June 1, 2026, to submit a plan to regain compliance with the Stockholders’ Equity Requirement, which the Company plans to timely submit for the Staff’s consideration. If the plan is accepted, the Staff may grant us an extension period of up to 180 calendar days from the date of the deficiency notice (or through October 14, 2026) to regain compliance with the Minimum Stockholders’ Equity Requirement.

However, the Staff may not accept our plan to regain compliance with the Stockholders’ Equity Requirement. Further, even if our plan of compliance is accepted, we may be unable to evidence compliance with the Stockholders’ Equity Requirement during any extension period that the Staff may grant, either through additional equity financings or improved operational results. If the Staff does not accept our plan or if we are unable to regain compliance within any extension period granted by the Staff, the Staff would be required to issue a delisting determination. We would at that time be entitled to request a hearing before a Nasdaq Hearings Panel to present its plan to regain compliance and to request a further extension period to regain compliance. The request for a hearing would stay any delisting action by the Staff. No assurances can be given by our efforts to comply with the Minimum Stockholders’ Equity Requirement will be successful, and any delisting of our common stock from Nasdaq would have a material adverse effect on the Company, its operations and reputation.

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

Because of our 2024 marketing and distribution business model pivot, which was accelerated by our June 2025 acquisition of SCN, we have become primarily focused on engaging in strategic collaborations or acquisitions to market the benefits of the Vivos treatment modalities to dentists and other medical providers, including our cooperative relationships with various medical providers to deliver diagnostic and medical consultation services to people across North America who suffer from OSA. As such, while we will continue to recognize some VIP enrollment revenue through 2026, we believe such revenue will become immaterial.

We recognize revenue on VIP enrollments once the contract is executed, payment is received, and as our performance obligations are satisfied in accordance with ASC 606.

Product Sales Revenue. Vivos treatment “case starts” are paramount to our business, as case starts lead to appliance orders and related revenue. Once a provider is fully trained, we encourage them to start cases. However, our historic experience had been that VIPs typically start slowly as they introduce The Vivos Method into their practices. The slow acceptance rate Vivos appliances with providers led us to consider other business models, most notably the medical provider-focused alliance marketing and distribution model announced in 2024 and the 2025 acquisition of SCN, to provide services and sell appliance product. In our new model, our biggest challenge to date has been hiring, equipping and training personnel at SCN locations in the Vivos Method, as well as insurance reimbursement. Navigating these challenges has led to increases in service revenue (including sleep testing) and our goal is to increase case starts and appliance sales as well. Since our SCN acquisition, we have been unable to generate sufficient revenues to pay for all of our expenses, including debt service, so our business primary goal is to increase revenues through SCN and also consider other acquisitions or alliances as a means of increasing revenue from services and appliance sales.

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

Clinical Trial Work. Our efforts to engage in research to demonstrate the clinical efficacy of our products and obtain additional regulatory clearances for the use of our products is an important aspect of our overall strategy. In this regard, on May 29, 2023, we and Stanford University executed an agreement to commence a sponsored clinical research study to evaluate the efficacy of our FDA-cleared DNA appliance compared to the standard of care, CPAP for treatment of sleep apnea. Our DNA device is currently indicated for the treatment of mild to severe sleep apnea and jaw repositioning in adults (and in the case of severe OSA, along with positive airway pressure and/or myofunctional therapy, as needed) and has an FDA clearance intended to reduce nighttime snoring and to treat moderate and severe obstructive sleep apnea in children, 6 - 17 years of age who are diagnosed with snoring and/or moderate or severe obstructive sleep apnea and need orthodontic treatment. Enrollment of 150 patients with moderate to severe sleep apnea (apnea-hypopnea index score of 15 or greater) will be randomly assigned to either treatment with our FDA-cleared DNA appliance or CPAP. The protocol has been finalized, and enrollment began in 2024. Late 2024, our clinical study conducted in collaboration with Stanford University and evaluating the DNA and CPAP for the treatment of OSA, was placed on hold by Stanford University. The decision to pause the study was made due to low recruitment into the study. The study is still on hold as of 2026.

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

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2025 or year to date, 2025.

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

Potential Nasdaq Delisting. Given that our stockholders’ equity at December 31, 2025 and March 31, 2026 was less than $2.5 million, we are presently not in compliance with the Nasdaq Stock Market’s (“Nasdaq”) minimum stockholders’ equity requirement (the “Equity Requirement”). We are seeking to regain compliance by raising new funding in the form of equity and reducing costs. However, we will be faced with delisting proceedings which will distract management and cost resources to remedy.

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

On April 17, 2026, we received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), did not satisfy the continued listing requirement under the Equity Requirement. As reported in its Form 10-K, as of December 31, 2025 we had a negative stockholders’ equity of approximately $1.55 million. The Staff’s notice has no immediate impact on the listing of the Company’s common stock on Nasdaq.

We have taken affirmative steps since December 31, 2025 to remedy the Minimum Stockholders’ Equity Requirement. Specifically, as previously reported, the Company engaged in two equity financing transactions during the first quarter ended March 31, 2026 for aggregate gross proceeds of $6.8 million: a $4.6 million warrant exercise inducement transaction and $2.25 million private placement with an existing investor. While these equity financings do not in and of themselves cure the Minimum Stockholders’ Equity Requirement deficiency, they demonstrate our ability to raise funding to bolster its stockholders’ equity.

In accordance with the Nasdaq Listing Rules, we have 45 calendar days, or until June 1, 2026, to submit a plan to regain compliance with the Stockholders’ Equity Requirement, which the Company plans to timely submit for the Staff’s consideration. If the plan is accepted, the Staff may grant us an extension period of up to 180 calendar days from the date of the deficiency notice (or through October 14, 2026) to regain compliance with the Minimum Stockholders’ Equity Requirement.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Our consolidated statements of operations for the three months ended March 31, 2026 and 2025 are presented below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Revenue
Product revenue	$1,440	$1,813	$(373)
Service revenue	3,701	1,203	2,498
Total revenue	5,141	3,016	2,125

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,082	1,507	575
Gross profit	3,059	1,509	1,550
Gross profit %	60%	50%	9%

Operating expenses
General and administrative	8,971	4,892	4,079
Sales and marketing	249	358	(109)
Depreciation and amortization	454	177	277

Operating loss	(6,615)	(3,918)	(2,697)

Non-operating income (expense)
Other expense	(1,167)	(4)	(1,163)
Other income	31	58	(27)

Net loss	$(7,751)	$(3,864)	$(3,887)
Net loss attributable to non-controlling interest	(69)	-	(69)
Net loss attributable to stockholders	$(7,682)	$(3,864)	$(3,818)

Revenue

Revenue increased approximately $2.1 million, or 70%, to approximately $5.1 million for the three months ended March 31, 2026 compared to $3.0 million for the three months ended March 31, 2025. This was due to an increase of approximately $2.0 million in sleep testing services and an increase of approximately $0.9 million of revenue generated from Vivos treatment to patients launched at two SCN locations. The increase in revenue during the three months ended March 31, 2026 was offset by the decline in product revenue attributable to a decrease of approximately $0.9 million in appliance sales to VIPs, offset by an increase of approximately $0.5 million in tooth positioner sales to VIPs. Additionally, we had a decrease in service revenue of approximately $0.2 million in our VIP enrollment revenue, a decrease of approximately $0.1 million in sponsorship, conference and training related revenue, and a decrease of approximately $0.1 million in Myofunctional therapy and BIS revenue.

During the three months ended March 31, 2026, we enrolled no VIPs and recognized VIP enrollment revenue of $37 thousand, a decrease of approximately 84% in enrollment revenue due to the pivot to the new business model, compared to the three months ended March 31, 2025, when we recognized approximately $0.2 million. Over the last year, our reliance on VIP enrollment revenue has diminished significantly as such revenues have decreased due to the pivot. Our revenue was impacted by the sales strategy shift and focus toward sleep center affiliations, coupled with no enrollments in 2025, which resulted in almost no service revenue from VIP enrollments for the three months ended March 31, 2026.

For the three months ended March 31, 2026, we sold 5,304 oral appliance arches and tooth positioners for a total of approximately $1.4 million, a 21% decrease in revenue from the three months ended March 31, 2025, when we sold 3,735 oral appliance arches and tooth positioners for a total of approximately $1.8 million. The revenue decrease is directly attributable to an increase in discounts offered during the same period, with $0.5 million in discounts offered during the three months ended March 31, 2026 compared to approximately $0.2 million offered during the three months ended March 31, 2025, coupled with an increase in tooth positioner sales at a lower price point product when compared to Vivos appliances.

Cost of Sales and Gross Profit

Cost of sales increased by approximately $0.6 million, or 38%, to approximately $2.1 million for the three months ended March 31, 2026, compared to approximately $1.5 million for the three months ended March 31, 2025. This was primarily due to approximately $0.7 million in higher costs related to additional staff associated with the sleep center affiliations and an increase of approximately $0.1 million in diagnostic services related to new sleep center affiliations.

For the three months ended March 31, 2026, gross profit increased by approximately $1.5 million or 103% to $3.1 million. This increase was attributable to an increase in revenue of approximately $2.1 million, offset by an increase in cost of sales of approximately $0.6 million. Gross margin increased to 60% for the three months ended March 31, 2026, when compared to 50% for the three months ended March 31, 2025.

General and Administrative Expenses

General and Administrative expenses increased $4.1 million to approximately $9.0 million for the three months ended March 31, 2026, compared to approximately $4.9 million for the three months ended March 31, 2025. This increase was primarily due to approximately $1.5 million in costs associated with running SCN’s operations. In addition, approximately $0.9 million related to professional fees, approximately $1.5 million associated with salaries and wages for Vivos personnel and related Vivos treatment centers and infrastructure costs of approximately $0.2 million when compared to the three months ended March 31, 2025.

Sales and Marketing

Sales and marketing expense decreased by $0.1 million to $0.2 million for the three months ended March 31, 2026, compared to approximately $0.3 million for the three months ended March 31, 2025. This decrease was primarily driven by a $0.1 million decrease in media marketing and video production expenses as a result of our strategic pivot which allows us to rely less heavily on sales and marketing compared with the legacy VIP model.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the three months ended March 31, 2026, compared to approximately $0.2 million for the three months ended March 31, 2025. Depreciation and amortization increased due to an increase in depreciable assets related to the new sleep center asset acquisition and affiliations.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $7.7 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an accumulated deficit of approximately $133 million as of March 31, 2026.

Net cash used in operating activities amounted to approximately $6.0 and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had total liabilities of approximately $26.3 million as compared with $26.7 million as of December 31, 2025.

As of March 31, 2026, we had approximately $2.1 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of issuance of these financial statements. As of the date of this Report, we have both near and long term cash requirements to operate our business, and without additional financing, these factors raise substantial doubt regarding our ability to continue as a going concern.

We have implemented cost savings measures that have reduced cash used in operations. However, sales did not grow in the 2025 and for the three months ended March 31, 2026 as much as we had anticipated or in amounts sufficient to cover our expenses, as we continued to integrate SCN into our operations and refine and improve our product offerings and distribution strategies. As such, notwithstanding that we have raised equity capital throughout the fiscal year ended December 31, 2025 and through the first quarter of 2026, we will be required to obtain additional financing to satisfy our business cash needs and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future.

In addition, to bolster our stockholders’ equity for Nasdaq compliance purposes, we are actively evaluating ways to restructure our senior debt (incurred in 2025 in connection with the SCN acquisition) to reduce our debt service obligations and reclassify some of the debt as equity on our balance sheet.

Until we attain positive cash flow, our management is reviewing all options to obtain additional financing to fund our operations. We financed the SCN acquisition from the issuance of senior secured debt and equity securities. As reflected in our increase in revenue for the three months ended March 31, 2026, we expect the SCN acquisition will ultimately allow our company to achieve positive cash flows; however, there is a risk this may not occur. We seek to acquire other sleep centers in transactions similar to the SCN Acquisition or enter into other strategic alliances with improved terms. There can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or if alliances or acquisitions do not result in the patient volume, appliance sales and financial results within the timeframes we expect, we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The following table presents a summary of our cash flow for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025

Net cash provided by (used in):
Operating activities	$(6,010)	$(3,796)
Investing activities	(18)	(122)
Financing activities	6,109	-

Net cash used in operating activities of approximately $6.0 million for the three months ended March 31, 2026 which represents an increase of approximately $2.4 million compared to net cash used in operating activities of approximately $3.8 million for the three months ended March 31, 2025. This increase is due primarily to an increase of approximately $3.9 million in our net loss, including $0.5 million in fair value of Common Stock issued for services, offset by an increase of approximately $0.6 million in accrued expenses, an increase of approximately $0.4 million in contract liabilities, an increase of $0.3 million for depreciation and amortization, and an increase of approximately $0.2 million in accounts payable.

For the three months ended March 31, 2026, net cash used in investing activities consisted of capital expenditures of less than $0.1 million for leasehold improvements. This compares to net cash used in investing activities for the three months ended March 31, 2025 of $0.1 million due to capital expenditures for the development of software for internal use.

Net cash provided by financing activities of $6.1 million for the three months ended March 31, 2026, is attributable to proceeds of approximately $4.6 million from the exercise of warrants, approximately $1.4 million from the issuance of debt, approximately $0.6 million from the issuance of warrants, and approximately $0.3 million from the issuance of common stock, net of approximately $0.4 million repayment of debt and $0.3 million of professional fees and other issuance costs associated with equity and debt financings. This compares to no cash provided by investing financing for the three months ended March 31, 2025.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

We made no changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023.(2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date: May 20, 2026	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 20, 2026	By:	/s/ Bradford Amman
Bradford Amman
Chief Financial Officer and Secretary
(principal accounting officer)

