Form 10-Q
period 2026-06-30
Vivos Therapeutics, Inc.
filed 2026-08-14
CIK 1716166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026
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

The registrant had 20,118,023 shares of its common stock, $0.0001 par value per share, outstanding as of August 13, 2026.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$1,774	$2,029
Accounts receivable, net of allowance of $1,179 and $882, respectively	1,438	1,581
Prepaid expenses and other current assets	1,001	774

Total current assets	4,213	4,384

Long-term assets
Goodwill	8,572	8,572
Property and equipment, net	3,640	3,757
Operating lease right-of-use asset	3,809	4,166
Intangible assets, net	3,638	4,045
Deposits and other	272	228

Total assets	$24,144	$25,152

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$2,946	$1,679
Accrued expenses	7,042	5,988
Contract liabilities	583	479
Current portion of operating lease liability	790	672
Current portion of financing lease liability	56	55
Current portion of debt	7,772	8,353
Other current liabilities	1,200	850

Total current liabilities	20,389	18,076

Long-term liabilities
Employee retention credit liability	2,904	2,904
Operating lease liability, net of current portion	3,438	3,840
Financing lease liability, net of current portion	83	113
Debt, net of current portion	366	469
Other liabilities	950	1,300

Total liabilities	28,130	26,702

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity/(deficit)
Preferred Stock, $0.0001 par value per share. Authorized 50,000,000 shares; 3,608,495 shares issued and outstanding	$-	$-
Preferred Stock – additional paid in capital	1,105	-
Common Stock, $0.0001 par value per share. Authorized 200,000,000 shares; issued and outstanding 14,531,617 shares as of June 30, 2026 and 9,286,609 shares as December 31, 2025	1	1
Additional paid-in capital	133,599	123,866
Accumulated deficit	(138,520)	(125,357)
Total stockholders’ equity/(deficit)	(3,815)	(1,490)

Non-controlling interest	(171)	(60)
Total equity/(deficit)	(3,986)	(1,550)

Total liabilities and equity/(deficit)	$24,144	$25,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue	$1,355	$1,885	$2,795	$3,698
Service revenue	3,798	1,935	7,499	3,137
Total revenue	5,153	3,820	10,294	6,835

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,200	1,710	4,282	3,219

Gross profit	2,953	2,110	6,012	3,616

Operating expenses
General and administrative	7,113	6,409	16,083	11,298
Sales and marketing	155	260	404	615
Depreciation and amortization	510	306	965	483

Total operating expenses	7,778	6,975	17,452	12,396

Operating loss	(4,825)	(4,865)	(11,440)	(8,780)

Non-operating income (expense)
Other expense	(1,050)	(163)	(2,218)	(170)
Other income	352	15	384	73
Loss before income taxes	(5,523)	(5,013)	(13,274)	(8,877)

Net loss	$(5,523)	$(5,013)	$(13,274)	$(8,877)
Net loss attributable to non-controlling interest	(42)	-	(111)	-
Net loss attributable to stockholders	$(5,481)	$(5,013)	$(13,163)	$(8,877)
Net loss per share (basic and diluted)	$(0.31)	$(0.55)	$(0.81)	$(1.00)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	17,681,945	9,087,202	16,166,450	8,842,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands, Except Common Stock Amounts)

	Six Months Ended June 30, 2026 and 2025
	Preferred Stock			Preferred Additional Paid-in	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount		Capital	Shares	Amount		Capital	Deficit	(Deficit)	interest	(Deficit)

Balances, December 31, 2024	-		$-	$-	5,889,520		$-	$112,141	$(104,187)	$7,954	$-	$7,954
Stock-based compensation expense	-		-	-	-		-	317	-	317	-	317
Net loss	-		-	-	-		-	-	(3,864)	(3,864)	-	(3,864)

Balances, March 31, 2025	-		$-	$-	5,889,520		$-	$112,458	$(108,051)	$4,407	$-	$4,407
Issuance of common stock and warrants in private placement, net of issuance costs	-		-	-	828,000		-	3,642	-	3,642	-	3,642
Common stock consideration for acquisition	-		-	-	607,287		-	1,305	-	1,305	-	1,305
Stock-based compensation expense	-		-	-	-		-	242	-	242	-	242
Net loss	-		-	-	-		-	-	(5,013)	(5,013)	-	(5,013)

Balances, June 30, 2025	$-	$		$-	$7,324,807	$		$117,647	$(113,064)	$4,583	$-	$4,583

Balances, December 31, 2025	-		-	-	9,286,609		1	123,866	(125,357)	(1,490)	(60)	(1,550)
Issuance of common stock under At-The-Market program, net of issuance costs	-		-	-	57,547		-	302	-	302	-	302
Issuance of common stock for consultants for services	-		-	-	340,422		-	514	-	514	-	514
Issuance of warrants in private placement, net of issuance costs	-		-	-	-		-	567	-	567	-	567
Issuance of pre-funded warrants in private placement, net of issuance cost	-		-	-	-		-	68	-	68	-	68
Issuance of common stock upon exercise of warrants, net of issuance costs	-		-	-	1,982,356		-	4,191	-	4,191	-	4,191
Conversion of debt to equity	-			-	1,819,072			2,240	-	2,240	-	2,240
Stock-based compensation expense	-		-	-	-		-	151	-	151	-	151
Net loss	-		-	-	-		-	-	(7,682)	(7,682)	(69)	(7,751)

Balances, March 31, 2026	-		$-	$-	13,486,006		$1	$131,900	$(133,039)	$(1,138)	$(129)	$(1,267)
Issuance of common stock under At-The-Market program, net of issuance costs			-	-	637,017		-	332	-	332	-	332
Issuance of preferred stock, net of issuance costs	3,608,495		-	1,105	-		-	-	-	1,105	-	1,105
Issuance of warrants in private placement, net of issuance costs	-		-		-		-	995	-	995	-	995
Issuance of common stock for consultants for services			-	-	100,000		-	72	-	72	-	72
Conversion of debt to equity			-		308,594		-	250	-	250	-	250
Stock-based compensation expense			-	-			-	50	-	50	-	50
Net loss	-		-	-	-		-	-	(5,481)	(5,481)	(42)	(5,523)

Balances, June 30, 2026	3,608,495		$-	$1,105	14,531,617		$1	$133,599	$(138,520)	$(3,815)	$(171)	$(3,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,274)	$(8,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	201	559
Non-cash interest expense on promissory note	-	100
Depreciation and amortization	965	483
Fair value of common stock issued for services	586	-
Changes in operating assets and liabilities:
Accounts receivable	143	(269)
Operating lease liabilities, net	67	(67)
Prepaid expenses and other current assets	(227)	98
Deposits and other	(44)	64
Accounts payable	1,268	608
Accrued expenses	1,054	(127)
Other liabilities	(1)	646)
Contract liability	104	(508)

Net cash used in operating activities	(9,158)	(7,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition, net of cash acquired of $0 and $865	-	(5,135)
Acquisitions of property and equipment	(434)	(893)

Net cash used in investing activities	(434)	(6,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	3,025	9,642
Proceeds from issuance of common stock	633	347
Proceeds from issuance of preferred stock	1,105	-
Proceeds from issuance of warrants	1,562	1,699
Proceeds from issuance of pre-funded warrants	68	609
Proceeds from exercise of warrants	4,192	-
Payments for issuance costs	-	(837)
Reduction of debt liability	(1,220)	-
Payments for finance lease liability	(28)	-

Net cash provided by financing activities	9,337	11,460

Net (decrease) increase in cash and cash equivalents	(255)	(1,858)
Cash and cash equivalents at beginning of year	2,029	6,260

Cash and cash equivalents at end of period	$1,774	$4,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$568	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory note	$2,400	$1,100
Conversion of debt to common stock	950	-
Common stock issued as consideration for acquisition	-	1,305
Contingent consideration as consideration for acquisition	-	1,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVOS THERAPEUTICS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

On July 14, 2025, we entered into a management agreement with MISleep Solution LLC to provide full suite of Vivos treatments and services to OSA patients at a joint location in Auburn Hills, Michigan. As a result, we formed AIM Detroit, LLC, a Colorado limited liability company (“AIM Detroit”) to serve as a management services organization to medical and dental clinical sleep practices located in the Detroit Tri-County metropolitan area, to wit: Wayne County, Oakland County and Macomb County. The Company holds an 80% ownership interest in AIM Detroit. See Note 17 for further information.

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

We evaluate our interests in legal entities to determine whether such entities should be consolidated under the voting interest entity model or the variable interest entity (“VIE”) model. When we determine that it is the primary beneficiary of a VIE, we consolidate the entity and includes its assets, liabilities, revenues, and expenses in the consolidated financial statements. Ownership interests not held by Vivos are reflected as noncontrolling interests within equity. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 17 for additional information regarding Vivos’ involvement with AIM Detroit.

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

Emerging Growth Company Status

Effective December 31, 2025, the Company was no longer an “emerging growth company” (an “EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company has lost some of the benefits of being an EGC, although the Company remains a “smaller reporting company” and therefore can avoid the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (assuming the Company remains a smaller reporting company at December 31, 2026.)

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10. The amendments in the ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on our consolidated financial statements and disclosures.

We have reviewed and considered all other recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.

NOTE 2 - LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.5 and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, and $13.2 and $8.9 million for the six months ended June 30, 2026 and 2025, respectively, resulting in an accumulated deficit of approximately $138.5 million as of June 30, 2026.

Net cash used in operating activities amounted to approximately $9.2 and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had total liabilities of approximately $28.1 million.

As of June 30, 2026, we had approximately $1.8 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures that lead to reduced impact to cash used in operations. However, sales did not grow in the financial year ended December 31, 2025 and the first six months of 2026 as anticipated as we continued to refine our product offerings and strategies. As such, notwithstanding that we have raised equity capital throughout the fiscal year ended December 31, 2025 and through the first half of 2026, we will be required to obtain additional financing to satisfy the cash needs for our business and bolster our stockholders’ equity for Nasdaq compliance purposes, as management continues to work towards increasing revenue to achieve cash flow positive operations in the foreseeable future

The 2025 acquisition of SCN has increased patient volume and increased top line revenue and also lowered customer acquisition costs. However, revenues have not been sufficient to cover expenses fully, and until a state of increased revenues and cash flow positivity is reached, management will continue to review all options to obtain additional financing to fund operations. This financing is expected to come primarily from the issuance of equity securities in order to sustain operations until we can achieve positive cash flows and profitability, if ever. However, there can be no assurances that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, or that SCN will not result in the patient volume and financial results within the expected timeline and we may be required to delay, significantly modify or terminate some or all of our operations, all of which could have a material adverse effect on us and our stockholders.

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NOTE 3 - REVENUE, CONTRACT ASSETS AND CONTRACT LIABILITIES

Net Revenue

For the three and six months ended June 30, 2026 and 2025, the components of revenue from contracts with customers and the related timing of revenue recognition is set forth in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

Product revenue
Appliances	$640		$1,028		$1,063		$2,400
Tooth Positioners	715		857		1,732		1,298
Total product revenue	1,355	(1)	1,885	(1)	2,795	(1)	3,698	(1)

Service revenue
Sleep testing services	$2,392	(3)	$844	(3)	$4,687	(3)	$1,167	(3)
Treatment centers	767	(2)	-	(2)	1,660	(2)	-	(2)
VIP	12	(2)	130	(2)	49	(2)	352	(2)
Billing intelligence services	129	(3)	190	(3)	275	(3)	372	(3)
Myofunctional therapy services	337	(2)	163	(2)	462	(2)	311	(2)
Sponsorship/seminar/other	161	(3)	608	(3)	366	(3)	935	(3)
Total service revenue	3,798		1,935		7,499		3,137

Total revenue	$5,153		$3,820		$10,294		$6,835

(1)	Product revenue from the sale of appliances and preformed appliances is typically fixed at the inception of the contract and is recognized at the point in time when shipment of the related products occurs.

(2)

Service revenue from the sale of VIP enrollments, billing services and therapy is typically fixed at the inception of the contract and is recognized ratably over time as the services are performed and the performance obligations completed.

(3)	Sleep testing, treatment center, and other revenue is recognized at a point in time.

Changes in Contract Liabilities

The key components of changes in contract liabilities related to our legacy model for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	2026	2025

Beginning balance, January 1	$479	$993
New contracts, net of cancellations	615	212
Revenue recognized	(511)	(720)
Ending balance, June 30	$583	$485

The current portion of deferred revenue is approximately $0.6 million, which is expected to be recognized over the next 12 months from the date of the period presented. Additionally, revenue from breakage on contract liabilities was approximately $0 and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $0.0 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Changes in Accounts Receivable

Our customers are billed based on fees agreed upon in each customer contract. Receivables from customers, which are stated at the net amount expected to be collected, were $1.4 million at June 30, 2026 and $1.6 million at December 31, 2025. Adjustments to the allowance are recorded in bad debt expense under general and administrative expenses in the consolidated statement of operations. An allowance of $1.2 and $0.9 million existed as of June 30, 2026 and December 31, 2025, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of June 30, 2026 and December 31, 2025, property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Furniture and equipment	$3,229	$3,090
Leasehold improvements	3,491	3,197
Molds and other	406	406
Gross property and equipment	7,126	6,693
Less accumulated depreciation	(3,486)	(2,936)

Net Property and equipment	$3,640	$3,757

Leasehold improvements relate to the Vivos Institute (a 18,000 square foot facility where we provide advanced post-graduate education and certification to dentists, dental teams, and other healthcare professionals in a live and hands-on setting), two Company-owned dental centers in Colorado, seven diagnostic centers, two treatment centers in Nevada and one treatment center in Detroit. Total depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill of $8.6 million as of June 30, 2026 and December 31, 2025, consisting of the following acquisitions (in thousands):

Acquisitions	June 30, 2026	December 31, 2025

The Sleep Center of Nevada	$5,729	$5,729
BioModeling	2,619	2,619
Empowered Dental	52	52
Lyon Dental	172	172

Total goodwill	$8,572	$8,572

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

The identifiable intangible assets acquired from First Vivos and Lyon Dental for customer contracts are amortized using the straight-line method over the estimated life of the assets, which approximates five years. The costs paid to MyoSync, Lyon Dental and AFD for patents and intellectual property are amortized over the life of the underlying patents, which approximates 15 years. The identifiable intangible assets acquired from SCN for tradenames are to be amortized over four years, and the referral relationships are to be amortized over eight years.

As of June 30, 2026, and December 31, 2025, identifiable intangible assets were as follows (in thousands):

	June 30, 2026	December 31, 2025

Patents and developed technology	$3,802	$3,802
Internal-use software	2,377	2,377
Trade name	730	730
Other	27	27

Total intangible assets	6,936	6,936
Less accumulated amortization	(3,298)	(2,891)

Net intangible assets	$3,638	$4,045

Amortization expense of identifiable intangible assets was $0.2 and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $0.4 and $0.2 million, respectively. The estimated future amortization of identifiable intangible assets is as follows (in thousands):

Six Months Ending June 30,

2026 (remaining six months)	411
2027	823
2028	823
2029	673
2030	206
Thereafter	702

Total	$3,638

NOTE 6 – OTHER FINANCIAL INFORMATION

Accrued Expenses

As of June 30, 2026 and December 31, 2025, accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued payroll	$2,086	$1,843
Accrued interest expense	2,420	1,952
Accrued royalties	150	175
Accrued sales tax	954	799
Accrued legal and other	1,432	1,219
Total accrued liabilities	$7,042	$5,988

NOTE 7 – DEBT AND OTHER LIABILITIES

Debt

We had the following outstanding Note Payable balance as of June 30, 2026 and December 31, 2025, excluding equipment financing:

	June 30, 2026	December 31, 2025
Principal amount	$8,399	$10,109
Less: Unamortized debt issuance costs and original issue discount	(843)	(2,014)
Total notes payable	$7,556	$8,095

On June 9, 2025, we entered into a note purchase agreement the Lender secured by the assets of Airway Integrated Management Company, LLC, a Colorado limited liability company and a wholly-owned subsidiary of the Company (“AIM”), pursuant to which we agreed to issue and sell to the Lender the Note in an aggregate initial principal amount of $8.3 million, which is payable on or before the date that is 18 months from the issuance date. The initial principal amount includes an original issue discount of $0.7 million and $50 thousand that we agreed to pay to the Lender to cover the Lender’s legal fees, accounting costs, due diligence, monitoring and other transaction costs. The net proceeds of the Note were $7.5 million.

Interest on the Note accrues at a rate of 9% per annum and is payable on the maturity date. The Company may prepay all or a portion of the Note at any time.

A monitoring fee of 10% of the outstanding balance was charged starting on the 120-day anniversary of the issuance of the Note (October 7, 2025) to cover Lender’s accounting, legal and other costs incurred in monitoring. The foregoing fee was automatically be added to the outstanding balance on the applicable date without any further action by either party.

Beginning on the sixth month anniversary of the issuance, which was December 9, 2025, the Lender shall have the right to redeem up to $0.6 million of the Note plus any interest accrued thereunder each month by providing written notice delivered to us; provided, however, that if the Lender does not exercise any monthly redemption amount in its corresponding month then such monthly redemption amount shall be available for the Lender to redeem in any further month in addition to such future month’s monthly redemption amount. Upon receipt of any monthly redemption notice, we shall pay the applicable monthly redemption amount in cash to the Lender within three (3) trading days of the Company’s receipt of such monthly redemption notice. As of June 30, 2026 and December 31, 2025, the lender redeemed $1.0 million and less than $0.1 million, respectively.

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

The Avondale Note does not bear interest and no interest will accrue on the Avondale Note unless an event of default occurs as further described below. We have made weekly payments of approximately $70 thousand beginning on December 12, 2025. The Company may prepay the outstanding amount due under the Avondale Note at any time without penalty. The Company used the net proceeds from the Avondale Note Financing for working capital and other general corporate purposes. No placement agent was used in connection with the Avondale Note Financing. As of June 30, 2026, we have paid approximately $1.7 million to Avondale.

The Avondale Note is unsecured. In connection with the Avondale Note Financing, the Company has caused Company’s wholly-owned subsidiary, AIM to enter into the Guaranty Agreement, dated December 5, 2025, in favor of Avondale to provide a guarantee of the Company’s obligations to Avondale under the Avondale Note and the other transaction documents.

Equipment Financing

At June 30, 2026 and December 31, 2025, we had the following outstanding notes payable for equipment financing as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount	$582	$727
Total	$582	$727

The maturity of notes payable for equipment financing is as follows (in thousands):

Six Months Ended June 30,

2026 (remaining six months)	$113
2027	211
2028	162
2029	49
2030	31
Thereafter	16

Total	$582

Interest expense recognized on the condensed consolidated statement of operations was $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and is reported as part of Other Expense in the Statement of Operations.

Other Liabilities

As of June 30, 2026 and December 31, 2025, other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Contingent consideration on acquisition of SCN	$950	$1,300

Total	$950	$1,300

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

This contingent consideration liability is recognized as a liability due to the variability of the potential share settlement and will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in operating expenses. During the three and six months ended June 30, 2026, we recognized a gain in other income for the change in fair value of contingent consideration of approximately $0.3 and $0.4 million, respectively. Significant assumptions included a discount rate of 9% as well as projected revenue derived from internal forecasts with a three-month volatility rate of 20%.

NOTE 8 – PREFERRED STOCK

As of June 30, 2026, our Board of Directors continues to have the authority to designate up to 50,000,000 shares of Preferred Stock in various series that provide for liquidation preferences, and voting, dividend, conversion, and redemption rights as determined at the discretion of the Board of Directors.

June 2026 PIPE Offering and Conversion of V-CO 4 Bridge Note

On June 30, 2026, we entered into a Securities Purchase Agreement (the “PIPE SPA”) with V-Co 4 and Bigger Capital Fund, LP (“Bigger” and collectively, the “Investors”).

Pursuant to the PIPE SPA, the Company sold an aggregate of 3,608,495 units (the “Units”), at a purchase price of $0.582 per Unit, with each Unit consisting of (i) one share of Series A Convertible Preferred Stock, par value $0.0001 per share and with a stated value of $0.456 per share (the “Preferred Stock”), convertible into one share of Common Stock on a one-for-one basis, and (ii) Common Stock purchase warrants with a five year term (collectively, the “Warrants”) to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock issuable upon conversion of the Preferred Stock included in such Unit.

The $0.582 per Unit purchase price comprises $0.456 attributable to the share of Preferred Stock included in such Unit and $0.125 attributable to the Warrant included in such Unit. Such $0.125 per Warrant Share was included for purposes of satisfying the “Minimum Price” requirement of Nasdaq Listing Rule 5635(d), but not in determining the exercise price of the Warrants. The $0.456 Market Price was calculated as the lower of (i) the Nasdaq official closing price of the Common Stock on the trading day immediately preceding the date of the PIPE SPA and (ii) the average Nasdaq official closing price of the Common Stock for the five trading days immediately preceding the date of the PIPE SPA. The $0.582 per Unit purchase price accordingly exceeds the sum of the $0.456 Market Price and the $0.125 per Warrant Share attribution. The PIPE Offering closed on June 30, 2026. The aggregate purchase price for the securities sold in the PIPE Offering was $2.1 million. The Company received $1,000,000 in cash proceeds upon the closing of the PIPE Offering. Additionally, $1,000,000 previously funded by V-Co 4 under a previously reported bridge promissory note entered into by the Company and V-Co 4 on May 7, 2026 (the “Bridge Note”) automatically converted into the PIPE Offering. The gross proceeds of funded under the Bridge Note of $1.0 million exclude an original issue discount of $100,000 paid by the Company in connection with previous funding under the Bridge Note.

NOTE 9 – COMMON STOCK

We are authorized to issue 200,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share held. Our Board of Directors may declare dividends payable to the holders of Common Stock.

The following is a description of Common Stock transactions since December 31, 2025:

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

During the six months ended June 30, 2026, the Company sold an aggregate of 694,564 ATM Shares at an average price of $0.69 per share through the ATM Sales Agreement, resulting in proceeds of approximately $0.5 million net of commissions. Under the ATM Offering, $2,304,089 remain available for future sales as of June 30, 2026; however, the Company is not obligated to make any sales under this program.

As of June 30, 2026 and December 31, 2025. all warrants outstanding have been classified as equity and recorded at fair values of the date of issuance on the Company’s consolidated balance sheets and there have been no further adjustments to their issuance date valuation. To better ascertain the nature of the equity, ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity were referenced.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

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

The purpose of the 2024 Omnibus Plan is to promote the success and enhance the value of the Company by linking the personal interest of the participants to those of our stockholders by providing the participants with an incentive for outstanding performance. Any non-employee director, officer, employee or consultant of the Company or its subsidiaries or affiliates will be eligible to participate in the 2024 Omnibus Plan. The 2024 Omnibus Plan provides for the grant of options to purchase shares of our Common Stock, including stock options intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code and nonqualified stock options that are not intended to so qualify (“NQSOs”), stock appreciation rights (“SARs”), restricted stock awards, and other equity-based or equity-related awards including restricted stock units and performance units (each, an “Award”). As of June 30, 2026, awards (in the form of options and restricted stock units (“RSU”) for an aggregate of 1,110,487 shares of Common Stock have been issued under our 2024 Omnibus Plan.

The following table summarizes all stock options as of June 30, 2026 (shares in thousands):

	2026
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2025	1,223		$6.83	7.6
Granted	-		-
Forfeited	(13)		-
Exercised	-		-

Outstanding, at June 30 2026	1,210	(3)	$5.18	7.1

Exercisable, at June 30 2026	189	(4)	$15.51	2.2

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	As of June 30, 2026, the aggregate intrinsic value of stock options outstanding was $0.

(4)	As of June 30, 2026, the aggregate intrinsic value of exercisable stock options was $0.

There were no stock options granted for the three and six months ended June 30, 2026 or 2025. For the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million and $0.2 million of share-based compensation expense, respectively, compared with $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

Unrecognized expense relating to these awards as of June 30, 2026 was approximately $2.6 million, which will be recognized over the weighted average remaining term of 7.1 years.

Restricted Stock Units

For the six months ended June 30, 2026, no restricted stock units were granted. RSU’s are priced on the date of grant and vest over 2 years at the end of the first and second years respectively. As of June 30, 2026, there are 90 thousand RSUs outstanding.

Warrants

The following table sets forth activity with respect to the Company’s warrants to purchase Common Stock for the six months ended June 30, 2026 (shares in thousands):

	2026
	Shares		Price (1)	Term (2)

Outstanding, at December 31, 2025	11,782		$2.44	3.40
Granted
Private placement	7,605
Warrant Inducement	4,103
Forfeited	(11)		-
Exercised	(1,982)		-

Outstanding, at June 30,	21,497	(3)	$2.04	3.40

Exercisable, at June 30,	17,847	(4)	1.51	4.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	As of June 30, 2026, the aggregate intrinsic value of warrants outstanding was $0 million.

(4)	As of June 30, 2026, the aggregate intrinsic value of warrants exercisable was $0 million.

For the six months ended June 30, 2026, the valuation assumptions for warrants issued were estimated on the measurement date using the BSM option-pricing model with the following weighted-average assumptions:

2026

Measurement date closing price of Common Stock (1)	$0.456
Contractual term (years) (2)	5.0
Risk-free interest rate	4.1%
Volatility	140%
Dividend yield	0%

(1)	Weighted average grant price.

(2)	The valuation of warrants is based on the expected term.

NOTE 11 - INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to permanent differences, state taxes and change in valuation allowance. A full valuation allowance was in effect, which resulted in the Company’s zero tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. On the basis of this evaluation, a full valuation allowance has been recorded at June 30, 2026 and December 31, 2025 to record the deferred tax asset that is not likely to be realized.

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

There were no new other material commitments or contingencies entered into as of the six months ended June 30, 2026.

NOTE 13 – RELATED PARTY TRANSACTIONS

We have certain office space leases whereby the entity leasing the office space as the lessor is controlled or owned by Dr. Prabhu Rachakonda, the founder of SCN and an employee of the Company. The details of these leases are as follows:

Lease #1 – In November 2024, SCN entered into an amended office lease agreement for $22,186 per month with an annual 3% increase to the monthly rent effective each succeeding November. The remaining lease term is for approximately 8.3 years as of June 30, 2026. The Company paid approximately $133 thousand in fixed rent amounts for the six months ended June 30, 2026.

Lease #2 – In January 2024, SCN entered into an office lease agreement when the previous agreement expired. The monthly amount for the lease is $11,452 and has a remaining lease term of 2.5 years as of June 30, 2026. The Company paid approximately $69 thousand in fixed rent amounts for the six months ended June 30, 2026.

Lease #3 – As of December 31, 2025, the Company has an office lease with five years remaining on its lease term. The monthly lease amount is $12,320 and increases each April by 3% and has a remaining lease term of 4.5 years as of June 30, 2026. The Company paid approximately $79 thousand in fixed rent amounts for the six months ended June 30, 2026.

On June 30, 2026, our Chairman and Chief Executive Officer, R. Kirk Huntsman purchased $50,000 of Units in the PIPE SPA at $0.582 per Unit with each Unit consisting of (i) one share of Preferred Stock with a stated value of $0.456 per share, convertible into one share of Common Stock on a one-for-one basis, and (ii) Common Stock purchase Warrants to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock issuable upon conversion of the Preferred Stock included in such Unit.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of Common Stock (“EPS”) is computed by dividing (i) net loss (the “Numerator”), by (ii) the weighted average number of shares of Common Stock outstanding during the period (the “Denominator”).

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, convertible debt and Preferred Stock, and other Common Stock equivalents such as pre-funded warrants computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. As of June 30, 2026 and 2025, all Common Stock equivalents were antidilutive.

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Calculation of Numerator:
Net loss	$(5,523)	(5,013)	$(13,274)	(8,877)

Loss applicable to common stockholders	$(5,481)	$(5,013)	$(13,163)	$(8,877)

Calculation of Denominator:
Weighted average number of shares of Common Stock outstanding	17,681,945	9,087,202	16,166,450	8,842,604

Net loss per share of Common Stock (basic and diluted)	$(0.31)	$(0.55)	$(0.81)	$(1.00)

As of June 30, 2026 and 2025, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share of Common Stock since the impact of inclusion was antidilutive (in thousands):

	June 30, 2026	June 30, 2025

Common stock warrants	21,497	12,713
Restricted stock units	90	-
Common stock options	1,210	1,237
Total	22,797	13,950

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

Level 1 - Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2 - Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of June 30, 2026 and 2025, the fair value of our cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximated their carrying values due to the short-term nature of these instruments.

Recurring Fair Value Measurements

For the three months ended June 30, 2026 and 2025, only the contingent consideration liability discussed in Note 7 was identified as Level 1, Level 2 or Level 3. Level 3 techniques were used in the non-recurring measurement of assets and liabilities acquired in the SCN acquisition.

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended June 30, 2026 and 2025 we had no transfers of assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Credit Risk

We maintain our cash and cash equivalents primarily in depository and money market accounts within three large financial institutions in the United States. Cash balances deposited at these major financial banking institutions exceed the insured limits. We have not experienced any losses on our bank deposits and believe these deposits do not expose us to any significant credit risk. If we were unable to access cash and cash equivalents as needed, the financial position and ability to operate the business could be adversely affected. As of June 30, 2026, we had cash and cash equivalents with five financial institutions in the United States with an aggregate balance of $1.7 million.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising our customer base and their dispersion across different geographies and industries. We perform ongoing credit evaluations on certain customers and generally do not require collateral on accounts receivable. No single customer represented more than 10% of our sales or accounts receivable as of June 30, 2026. We maintain reserves for potential bad debts.

Supplier Concentration

As previously disclosed, we rely on third-party suppliers and contract manufacturers for the raw materials and components used in our appliances and to manufacture and assemble our products. As of June 30, 2026, we had five suppliers that accounted for approximately 62% of our total purchases during the year. We expect to maintain existing relationships with these vendors.

NOTE 16 – SEGMENT INFORMATION

We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by a CODM in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer and Chair of the Board of Directors. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our segment revenues are derived from the sales of our products, service revenue, the Vivos Method, to sleep centers and VIP providers in the U.S., Canada, Australia and in select countries in Europe and Asia.

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

NOTE 17 – Variable Interest Entities

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

We are the primary beneficiary of AIM Detroit because we have substantive decision-making authority over the activities that most significantly affect AIM Detroit’s economic performance and have the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, AIM Detroit is consolidated in the Vivos’ consolidated financial statements.

	June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$3	$20
Accounts receivable, net of allowance	41	3

Total current assets	44	23

Long-term assets
Property and equipment, net	381	318
Operating lease right-of-use asset	66	80
Deposits and other	9	9

Total assets	$500	$430

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$200	$126
Accrued expenses	219	78
Current portion of operating lease liability	18	19
Current portion of debt	38	39
Other current liabilities	47	2

Total current liabilities	522	264

Long-term liabilities
Operating lease liability, net of current portion	149	167
Debt, net of current portion	66	87

Total liabilities	$737	$518

NOTE 18 – SUBSEQUENT EVENTS

We entered into two short-term agreements, collateralized by a portion of our accounts receivable, for $750,000 and $300,000 (gross of issue discount), effective July 15, 2026 and July 29, 2026, respectively. Each of the loans matures in April 2027 and is payable in weekly installments of principal and interest totaling $34,145. The effective combined interest rate on the two loans is approximately 38%.

Effective July 31, 2026, Bradford Amman voluntarily resigned as Chief Financial Officer and Secretary of the Company. Mr. Amman’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, accounting policies or practices, financial reporting, internal controls, or disclosures. Concurrently, the Board of Directors appointed Roman Franklin as Chief Financial Officer and principal financial officer pursuant to a managed services agreement with The CFO Portal, LLC. Mr. Franklin is CEO of The CFO Portal, LLC. Mr. Amman agreed to provide transitional and advisory services for a period following his resignation under specified compensation terms.

On June 5, 2026, the Company entered into an Exchange Agreement with Streeterville Capital, LLC pursuant to which Streeterville agreed to exchange up to approximately $4.5 million of outstanding senior secured debt for a combination of perpetual non-convertible preferred stock of a new series (“Series B Non-Convertible Preferred Stock”) and shares of common stock, contingent upon the Company completing certain qualifying equity financings. On June 18, 2026, the parties entered into a letter agreement extending the outside date for completion of the initial qualifying financing of at least $2.6 million from June 15, 2026 to August 31, 2026. On August 4, 2026, we exceeded the financing requirement, which triggered a pending obligation to exchange of a total of $3,200,000 of debt for our common stock and Series B Non-Convertible Preferred Stock ($750,000 to common stock at a price of $0.4139 per share for a total of 1,812,031 shares of our common stock and $2,500,000 to Series B Non-Convertible Preferred Stock at $1,000 per share for a total of 2,500 shares of Series B Non-Convertible Preferred Stock). Series B Non-Convertible Preferred Stock will be (i) non-convertible, (ii) non-voting (except in certain limited circumstances), (iii) non-transferable, and (iv) required to pay a 9% annual dividend, compounding daily and payable quarterly. The Series B Non-Convertible Preferred Stock will provide for a liquidation preference over our common stock, and the certificate of designation with respect thereto will contain certain affirmative and negative covenants in favor of Streeterville, including a requirement that we obtain Streeterville’s consent for future debt and equity financings over $2.5 million in the aggregate (in addition to the $2.6 million raised in the aforementioned qualifying financing). We expect the exchange to be completed imminently.

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

Also, in October 2023, we announced an exclusive distribution agreement with NOUM DMCC, a Dubai-based company focused on diagnostic testing and treatment product distribution for healthcare providers and hospital networks treating obstructive sleep apnea patients throughout the Middle East-North Africa region. With regulatory approvals pending, there was no revenue from this collaboration in 2025 or year to date, 2026.

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

Potential Nasdaq Delisting. Given that our stockholders’ equity at December 31, 2025 and June 30, 2026 was less than $2.5 million, we are presently not in compliance with the Nasdaq Stock Market’s (“Nasdaq”) minimum stockholders’ equity requirement (the “Equity Requirement”). We are seeking to regain compliance by raising new funding in the form of equity and reducing costs. However, we will be faced with delisting proceedings which will distract management and cost resources to remedy.

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

On June 5, 2026, the Company received a notice from the Listing Qualifications Staff of Nasdaq indicating that, based on the closing bid price of the Company’s common stock from April 23, 2026 through June 4, 2026, the Company was no longer in compliance with the Minimum Bid Requirement.

We have taken affirmative steps since December 31, 2025 to remedy the Minimum Stockholders’ Equity Requirement. Specifically, as previously reported, the Company engaged in two equity financing transactions during the first quarter ended March 31, 2026 for aggregate gross proceeds of $6.8 million: a $4.6 million warrant exercise inducement transaction and $2.25 million private placement with an existing investor. The Company also engaged in a $2 million private placement in the second quarter ended June 30, 2026 with one new and one existing investor. While these equity financings do not in and of themselves cure the Minimum Stockholders’ Equity Requirement deficiency, they demonstrate our ability to raise funding to bolster its stockholders’ equity.

In accordance with the Nasdaq Listing Rules, we timely submitted a plan to regain compliance with the Stockholders’ Equity Requirement for the Staff’s consideration. If the plan is accepted, the Staff may grant us an extension period of up to 180 calendar days from the date of the deficiency notice (or through October 14, 2026) to regain compliance with the Minimum Stockholders’ Equity Requirement.

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

CFO Transition. Effective July 31, 2026, Bradford Amman voluntarily resigned as Chief Financial Officer and Secretary of the Company. Mr. Amman’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, accounting policies or practices, financial reporting, internal controls, or disclosures. Concurrently, the Board of Directors appointed Roman Franklin as Chief Financial Officer and principal financial officer pursuant to a managed services agreement with The CFO Portal, LLC, a related-party arrangement. Mr. Amman agreed to provide transitional and advisory services for a period following his resignation under specified compensation terms.

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

Other income. Other income relates to the excess warrant fair value and change in fair value of warrant liability and contingent consideration for the purchase of SCN.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

Our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (which includes incremental revenue recognized from the operations of SCN since June 10, 2025) are presented below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

Revenue
Product revenue	$1,355	$1,885	$(530)	$2,795	$3,698	$(903)
Service revenue	3,798	1,935	1,863	7,499	3,137	4,362
Total revenue	5,153	3,820	1,333	10,294	6,835	3,459

Cost of sales (exclusive of depreciation and amortization shown separately below)	2,200	1,710	490	4,282	3,219	1,063
Gross profit	2,953	2,110	843	6,012	3,616	2,396
Gross profit %	57%	55%		58%	53%

Operating expenses
General and administrative	7,113	6,409	704	16,083	11,298	4,785
Sales and marketing	155	260	(105)	404	615	(211)
Depreciation and amortization	510	306	204	965	483	482

Operating loss	(4,825)	(4,865)	40	(11,440)	(8,780)	(2,660)

Non-operating income (expense)
Other expense	(1,050)	(163)	(887)	(2,218)	(170)	(2,048)
Other income	352	15	337	384	73	311

Net loss	$(5,523)	$(5,013)	$(510)	$(13,274)	$(8,877)	$(4,397)

Comparison of the three months ended June 30, 2026 and 2025

Revenue

Revenue increased by approximately $1.3 million, or 35%, to approximately $5.2 million for the three months ended June 30, 2026 compared to $3.8 million for the three months ended June 30, 2025. The increase in total revenue during the second quarter of 2026 was impacted by an increase of approximately $1.9 million in service revenue and a decrease of approximately $0.5 million in product revenue. The decrease in product revenue is attributable to a decrease in appliance sales to VIPs of approximately $1.1 million. offset by a decrease of approximately $0.5 million in discounts offered and an increase in diagnostic reports of $0.1 million. The increase in service revenue is attributable to approximately $1.5 million in sleep testing services primarily generated from SCN and an increase of approximately $0.6 million of revenue generated from Vivos treatment to patients launched at two SCN locations, offset by a decrease of approximately $0.1 million in VIP enrollment revenue and approximately $0.1 million from sponsorship, seminar and other service revenue.

For the three months ended June 30, 2026, we sold 5,180 oral appliance arches for a total of approximately $1.4 million, a 28% decrease in revenue from the three months ended June 30, 2025, when we sold 4,116 oral appliance arches for a total of approximately $1.9 million. The decrease is directly attributable a higher volume mix of preformed appliance sales, which are lower revenue generating products when compared to Vivos C.A.R.E. appliances.

Cost of Sales and Gross Profit

Cost of sales increased $0.5 million or 29% to approximately $2.2 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. This was primarily attributable to higher costs associated with diagnostic services and patient therapy, including the addition of staff at the Vivos treatment centers.

For the three months ended June 30, 2026, gross profit increased by approximately $0.8 million to $3.0 million. This increase was attributable to the increase in revenue of approximately $1.3 million and increase in cost of sales of $0.5 million. Gross margin increased to 57% for the three months ended June 30, 2026, compared to 55% for the three months ended June 30, 2025 due to the increase in higher margins on Service Revenue.

General and Administrative Expenses

General and administrative expenses increased $0.7 million or 11% to approximately $7.1 million for the three months ended June 30, 2026, as compared to $6.4 million for the three months ended June 30, 2025. The primary cause of this increase was approximately $0.6 million in salaries and wages related to acquiring SCN and opening Vivos treatment centers, and approximately $0.3 million in higher rent expense, offset by a reduction of approximately $0.2 million in bad debt and allowances.

Sales and Marketing

Sales and marketing expenses decreased $0.1 million to approximately $0.2 million for the three months ended June 30, 2026, as compared to $0.3 million for the three months ended June 30, 2025, which is attributable in significant part to our focus on reducing costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million for the three months ended June 30, 2026 due to assets being placed into service.

Other Income/(Expense)

Other (Expense) increased $0.9 million due to additional interest expense on a note during the three months ended June 30, 2026, offset by an increase in Other Income of $0.3 million related to the valuation change in the contingent earnout related to the acquisition of SCN.

Comparison of the six months ended June 30, 2026 and 2025

Revenue

Revenue increased by approximately $3.5 million, or 51%, to approximately $10.3 million for the six months ended June 30, 2026 compared to $6.8 million for the six months ended June 30, 2025. The increase in total revenue during the period was impacted by an increase of approximately $4.4 million in service revenue and a decrease of approximately $0.9 million in product revenue. The decrease in product revenue is attributable to a decrease in appliance sales of approximately $2.0 million, offset by a decrease of approximately $0.2 million in discounts offered, an increase of $0.4 million in sales of tooth positioners, and an increase in diagnostic reports and other clinical sales of $0.5 million. The increase in service revenue is attributable to approximately $3.5 million in sleep testing services primarily generated from SCN and an increase of approximately $1.4 million of revenue generated from Vivos treatment to patients launched at two SCN locations, offset by a decrease of approximately $0.3 million in VIP enrollment revenue and approximately $0.2 million from sponsorship, seminar and other service revenue.

For the six months ended June 30, 2026, we sold 10,484 oral appliance arches for a total of approximately $2.8 million, a 24% decrease in revenue from the six months ended June 30, 2025, when we sold 7,852 oral appliance arches for a total of approximately $3.7 million. The decrease is directly attributable a higher volume mix of preformed appliance sales, which are lower revenue generating products when compared to Vivos C.A.R.E. appliances.

Cost of Sales and Gross Profit

Cost of sales increased $1.1 million or 33% to approximately $4.3 million for the six months ended June 30, 2026, compared to $3.2 million for the six months ended June 30, 2025. This was primarily related to higher costs associated with diagnostic services and patient therapy, including the addition of staff at the Vivos treatment centers.

For the six months ended June 30, 2026, gross profit increased by approximately $2.4 million to $6.0 million. This increase was attributable to the increase in revenue of approximately $3.5 million and increase in cost of sales of $1.1 million. Gross margin increased to 58% for the six months ended June 30, 2026, compared to 53% for the six months ended June 30, 2025 due to the increase in revenue and smaller increase in cost of sales.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.8 million, or approximately 42%, to approximately $16.1 million for the six months ended June 30, 2026, as compared to $11.3 million for the six months ended June 30, 2025. The primary driver of this increase related to the costs associated with acquiring and integrating SCN and establishing the Vivos treatment centers, including an increase in salaries and related compensation of approximately $3.0 million, an increase of approximately $0.9 million for professional fees, and an increase in rent of $0.6 million and other costs of $0.3 million.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million to $0.4 million for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025. This decrease was primarily driven by our decrease in sales and marketing campaigns, lower commissions paid to our employees for digital media services and reduction in use of marketing supplies.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million to approximately $1.0 million for the six months ended June 30, 2026 from $0.5 million for the six months ended June 30, 2025. Depreciation and amortization increased during the period due to assets being placed into service during the period.

Other Income/(Expense)

Other (Expense) increased $2.0 million due primarily to interest expense on a note during the six months ended June 30, 2026, offset by an increase in Other Income of $0.3 million related to the valuation change in the contingent earnout related to the acquisition of SCN.

Liquidity and Capital Resources

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have incurred losses since inception, including $5.5 and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, and $13.3 and $8.9 million for the six months ended June 30, 2026 and 2025, respectively, resulting in an accumulated deficit of approximately $138.5 million as of June 30, 2026.

Net cash used in operating activities amounted to approximately $9.2 and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had total liabilities of approximately $28.1 million.

On June 5, 2026, the Company entered into an Exchange Agreement with Streeterville Capital, LLC pursuant to which Streeterville agreed to exchange up to approximately $4.5 million of outstanding senior secured debt for a combination of perpetual non-convertible preferred stock and shares of common stock, contingent upon the Company completing certain qualifying equity financings. On June 18, 2026, the parties entered into a letter agreement extending the outside date for completion of the initial qualifying financing of at least $2.6 million from June 15, 2026 to August 31, 2026. See Note 18 to the accompanying financial statements for additional information.

On June 30, 2026, the Company closed a private placement with V-Co Investors 4 LLC and Bigger Capital Fund, LP for aggregate proceeds of approximately $2.1 million through the sale of units consisting of Series A Convertible Preferred Stock and warrants at a purchase price of $0.582 per unit. In connection with the transaction, the Company filed a Certificate of Designation creating the Series A Convertible Preferred Stock and entered into a registration rights agreement. A portion of the proceeds reflected the conversion of previously outstanding bridge financing.

As of June 30, 2026, we had approximately $1.8 million in cash and cash equivalents, which will not be sufficient to fund operations and strategic objectives over the next twelve months from the date of the issuance of these financial statements. Without additional financing, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We have implemented cost savings measures in our legacy business that have reduced cash used in operations. During the first six months of 2025, many one-time costs related to the acquisition of SCN were recognized and were not recurring in 2026.

As such, we have funded our operations through equity raises in the period ended June 30, 2026 and fiscal year ended December 31, 2025. We were required to obtain additional financing to satisfy our cash needs, including funding the SCN acquisition, and increasing our stockholders’ equity for Nasdaq compliance purposes as we seek to increase revenue with a view towards ultimately achieving positive cash flow operations. For a discussion of the financings to fund the SCN acquisition, please refer to the section “Material Items, Trends and Risks Impacting Our Business - Enrollments (Service Revenue) and Pivot to the Marketing and Distribution Model.”

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

Cash Flows

The following table presents a summary of our cash flow for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025

Net cash provided by (used in):
Operating activities	$(9,158)	$(7,290)
Investing activities	(434)	(6,028)
Financing activities	9,337	11,460

Net cash used in operating activities of approximately $9.2 million for the six months ended June 30, 2026 an increase of approximately $1.9 million compared to net cash used in operating activities of approximately $7.3 million for the six months ended June 30, 2025. This increase is due primarily to a $4.4 million increase in net loss for the six months ended June 30, 2026, a decrease in other liabilities of $0.6 million, a decrease in stock-based compensation expense of approximately $0.4 million, offset by an increase of approximately $0.7 million in accounts payable, an increase of approximately $1.2 million in accrued expenses, an increase in depreciation and amortization of $0.5 million, an increase of $0.4 million in accounts receivable and an increase of approximately $0.6 million related to the fair value of common stock issued for services.

For the six months ended June 30, 2026, net cash used in investing activities consisted of approximately $0.4 million related to the acquisition of property, plant and equipment. This compares to net cash used in investing activities for the six months ended June 30, 2025 of approximately $5.1 million for payment of a business acquisition and capital expenditures of $0.9 million related to internally developed software.

Net cash provided by financing activities of $9.3 million for the six months ended June 30, 2026, is attributable to proceeds of approximately $4.6 million from the exercise of warrants, approximately $3.0 million from the issuance of debt and $1.0 million for the issuance of preferred stock, offset by a decrease of approximately $6.6 million of proceeds from debt and a decrease of approximately $0.6 million from the issuance of warrants.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and six months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2025 and 2026, we worked to pivot our sales, marketing distribution model, including via the acquisition of the Sleep Center of Nevada (the “Acquisition”). However, this new model is unproven and may not produce the benefits we anticipate. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

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

In June 2026, we entered into an Exchange Agreement with Streeterville under which Streeterville agreed to exchange a portion of the outstanding indebtedness under the Note for shares of our preferred stock and common stock, contingent on our completion of a qualifying financing of at least $2.6 million. In August 2026, the financing condition was satisfied and subsequently the exchange was completed. See Note 18 to the accompanying financial statements for additional information. Notwithstanding the exchange, a portion of the original Note remains outstanding and continues to be secured by the collateral and guarantees described above. In addition, Series B Non-Convertible Preferred Stock issued in the exchange carries preferential rights (including with respect to dividends, liquidation, and other terms) that rank senior to our common stock, resulted in dilution to existing common stockholders, and makes us subject to certain affirmative and negative covenants in favor of Streeterville, including a requirement that we obtain Streeterville’s consent for future debt and equity financings over $2.5 million in the aggregate, which may restrict our ability to access capital or require us to access capital on terms that are not as favorable as would otherwise have been available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as otherwise included in a Current Report on Form 8-K filed with the SEC.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Vivos Therapeutics, Inc. filed with Delaware Secretary of State on August 12, 2020. (1)

3.2	Amended and Restated Bylaws of Vivos Therapeutics, Inc. (1)

3.3	Certificate of Conversion filed with Delaware Secretary of State on August 12, 2020. (1)

3.4	Certificate of Amendment to the Certificate of Incorporation of Vivos Therapeutics, Inc., dated October 25, 2023. (2)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on July 7, 2026. (3)

4.1	Form of Common Stock Purchase Warrant, dated June 30, 2026, issued in connection with the Securities Purchase Agreement dated June 30, 2026. (3)

4.2	Registration Rights Agreement, dated June 30, 2026, by and among the Company, V-Co Investors 4 LLC and Bigger Capital Fund, LP. (3)

10.1	Exchange Agreement, dated June 5, 2026, by and between the Company and Streeterville Capital, LLC. (4)

10.2	Letter Agreement, dated June 18, 2026, by and between the Company and Streeterville Capital, LLC, amending the Exchange Agreement dated June 5, 2026. (5)

10.3	Securities Purchase Agreement, dated June 30, 2026, by and among the Company, V-Co Investors 4 LLC and Bigger Capital Fund, LP. (3)

10.4	Master Services Agreement, dated July 31, 2026, by and between the Company and The CFO Portal, LLC. (6)

10.5	Separation, Resignation and Executive Transition Agreement, dated July 31, 2026, by and between the Company and Bradford Amman. (6)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)#

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2026.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Therapeutics, Inc.

Date: August 14, 2026	By:	/s/ R. Kirk Huntsman
R. Kirk Huntsman
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 14, 2026	By:	/s/ Roman Franklin
Roman Franklin
Chief Financial Officer
(principal financial officer)

